Form 10-K
period 2005-09-30
AMERICAN BANCORP OF NEW JERSEY INC
filed 2005-12-28
CIK 1330039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended                 September 30, 2005
                               -------------------------------------------------
                                                    -OR-
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from             to              .
                                    -----------    -------------

                         Commission File Number: 0-51500
                                                 -------

                      AMERICAN BANCORP OF NEW JERSEY, INC.
                      ------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          New Jersey                                           55-0897507
-------------------------------                             -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

365 Broad Street, Bloomfield, New Jersey                         07003
----------------------------------------                       ----------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code:     (973) 748-3600
                                                     --------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:     None
                                                                      ----------

Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act (Rule 12b-2). [ ] Yes [X] No

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). [ ] Yes [X] No

     The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant on March 31, 2005 was $0.

     As of December 20, 2005, the Registrant had outstanding 14,169,469 shares of Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE:
        1. Portions of the 2005 Annual Report to Stockholders. (Part II)

                                     PART I

Forward-Looking Statements

     American Bancorp of New Jersey, Inc. (the "Company" or "Registrant") may from time to time make written or oral "forward looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality as compared to competitors' products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

     The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.   Business.

General

     On October 5, 2005, American Savings, MHC (the "MHC") completed its reorganization into stock form and the Company succeeded to the business of ASB Holding Company, the MHC's former stock holding company subsidiary. Each outstanding share of common stock of the former mid-tier stock holding company (other than shares held by the MHC which were canceled) was converted into
2.55102 shares of common stock of the Company. As part of the second-step mutual to stock conversion transaction, the Company sold a total of 9,918,750 shares to eligible depositors of American Bank of New Jersey (the "Bank") in a subscription offering at $10.00 per share, including 793,500 shares purchased by the Bank's employee stock ownership plan with funds borrowed from the Company.

     The Company is a New Jersey corporation that was incorporated in May 2005 for the purpose of being a holding company for the Bank, a federally-chartered stock savings bank. The Company is a unitary savings and loan holding company and conducts no significant business or operations of its own. References in this Annual Report on Form 10-K to the Company generally refer to the consolidated entity, which includes the Bank, unless the context indicates otherwise. References to "we," "us," or "our" refer to the Bank or Company, or both, as the context indicates.

     The Bank was originally founded in 1919 as the American-Polish Building & Loan Association of Bloomfield, New Jersey. It became a state-chartered savings and loan association in 1948 and converted to a federally chartered savings bank in 1995. The Bank's deposits are federally insured by the Savings Association Insurance Fund as administered by the Federal Deposit Insurance Corporation. The Bank is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

     Our core business is using retail deposits in order to fund a variety of mortgage and consumer loan products. We operate as a traditional community bank, offering retail banking services, one- to four-family residential mortgage loans, home equity loans and lines of credit, multi-family and non-residential mortgage loans, business and consumer loans. We also invest in mortgage-backed securities, collateralized mortgage-backed obligations and other investment securities. The principal source of funds for our lending and investing activities is retail deposits, supplemented with Federal Home Loan Bank borrowings. Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. It is a function of the average balances of loans and investments versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and investments and the cost of those deposits and borrowed funds. Our interest-earning assets consist primarily of residential mortgage loans, multi-family and commercial real estate mortgage loans, residential mortgage-related securities and U.S. Agency debentures. Interest-bearing liabilities consist primarily of retail deposits and borrowings from the Federal Home Loan Bank of New York.

Market Area

     Our main office is located in Bloomfield, New Jersey, and our branch office is located in Cedar Grove, New Jersey. Our lending is concentrated in northern New Jersey, and our predominant sources of deposits are the communities in which our two offices are located as well as the neighboring communities. Our business of attracting deposits and making loans is primarily conducted within our market area. A downturn in the local economy could reduce the amount of funds available for deposit and the ability of borrowers to repay their loans. As a result, our profitability could decrease.

Competition

     We face substantial competition in our attraction of deposits, which are our primary source of funds for lending, and in our origination of loans. Many of our competitors are significantly larger institutions and have greater financial and managerial resources. Our ability to compete successfully is a significant factor affecting our profitability.

     Our competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions, and credit unions located in our primary market area. We also compete with mortgage banking companies for real estate loans, and commercial banks and savings institutions for consumer loans; and we face competition for funds from investment products such as mutual funds, short-term money funds and corporate and government securities.

Lending Activities

     General. We have traditionally focused on the origination of one- to four-family loans, which comprise a significant majority of our total loan portfolio. We also provide financing on multi-family dwellings, mixed-use properties and other commercial real estate. Commercial business loans, construction loans, home equity loans and consumer loans make up the rest of the total loan portfolio.

     Loan Portfolio Composition. The following table analyzes the composition of our loan portfolio by loan category at the dates indicated.

                                                                           At September 30
                                   -----------------------------------------------------------------------------------------------
                                          2005               2004               2003                2002               2001
                                   -----------------  ------------------  -----------------  ------------------  -----------------
                                   Amount    Percent   Amount    Percent   Amount   Percent   Amount    Percent   Amount   Percent
                                   ------    -------   ------    -------   ------   -------   ------    -------   ------   -------
                                                                        (Dollars in thousands)
 Type of Loans:
 Mortgage loans
   One- to four-family
     real estate(1).............   $267,052    78.09%  $251,531    80.17% $215,984    81.59%  $167,564    79.06% $131,513   76.18%
   Multi-family and commercial
     real estate................     58,615    17.14     43,197    13.77    36,202    13.68     29,503    13.92    24,903   14.42
 Construction...................      1,450     0.42      7,175     2.29     1,233     0.47      4,875     2.30     9,402    5.45
 Consumer.......................        702     0.21        746     0.24       780     0.29        795     0.38       540    0.31
 Home equity....................     13,413     3.92     10,666     3.40     8,893     3.36      6,904     3.26     5,863    3.40
 Commercial.....................        746     0.22        398     0.13     1,610     0.61      2,298     1.08       417    0.24
                                   --------  -------  ---------  ------- ---------  -------  ---------  ------- ---------  ------


      Total loans receivable....    341,948   100.00%   313,713   100.00%  264,702   100.00%   211,939   100.00%  172,638  100.00%
                                              ======              ======             ======              ======            ======

 Less:
   Allowance for loan losses....     (1,658)             (1,578)            (1,371)             (1,117)            (1,009)
   Net deferred origination costs     1,036                 935                796                 673                532
   Loans in process.............       (350)             (4,100)              (783)             (3,121)            (5,839)
                                   --------            --------           --------            --------           --------

      Total loans receivable, net  $341,006            $308,970           $263,344            $208,374           $166,322
                                   ========            ========           ========            ========           ========

--------------
(1) Includes loans held for sale of $280,250 and $500,000 at September 30, 2005 and September 30, 2003, respectively.

     Loan Maturity Schedule. The following table sets forth the maturity of our loan portfolio at September 30, 2005. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

                                                                    At September 30, 2005
                            -----------------------------------------------------------------------------------------------------
                                            Multi-family
                            One- to Four-       and
                               Family        Commercial
                            Real Estate      Real Estate   Construction     Consumer      Home Equity     Commercial       Total
                            -----------     ------------   ------------     --------      -----------     ----------       -----
                                                                         (In thousands)
Amounts Due:
Within 1 Year ..........     $     35         $    939       $  1,100       $    685       $     --       $    617       $  3,376
                             --------         --------       --------       --------       --------       --------       --------

After 1 year:
  1 to 5 years .........        2,191            1,391             --             17             71             70          3,740
  5 to 10 years ........       29,224            4,963             --             --          2,189             59         36,435
  10 to 15 years .......       59,212           17,367             --             --          6,398             --         82,977
  Over 15 years ........      176,390           33,955             --             --          4,755             --        215,100
                             --------         --------       --------       --------       --------       --------       --------

Total due after one year      267,017           57,676             --             17         13,413            129        338,252
                             --------         --------       --------       --------       --------       --------       --------
Total amount due .......     $267,052         $ 58,615       $  1,100       $    702       $ 13,413       $    746       $341,628
                             ========         ========       ========       ========       ========       ========       ========

     The following table sets forth the dollar amount of all loans at September 30, 2005 due after September 30, 2006, which have fixed interest rates and which have floating or adjustable interest rates.

                                                               Floating or
                                               Fixed Rates   Adjustable Rates     Total
                                               -----------   ----------------     -----
                                                              (In thousands)
One- to four-family real estate .........       $146,145         $120,872       $267,017
Multi-family and commercial real estate..         21,123           36,553         57,676
Construction ............................             --               --             --
Consumer ................................             17               --             17
Home equity .............................             --           13,413         13,413
Commercial ..............................             53               76            129
                                                --------         --------       --------
  Total .................................       $167,338         $170,914       $338,252
                                                ========         ========       ========


     One- to Four-Family Mortgage Loans. Our primary lending activity historically has consisted of the origination of one- to four-family mortgage loans, most of which are secured by property located in northern New Jersey. While this type of loan will continue to be the most significant component of our total loan portfolio, we intend to emphasize the origination of commercial real estate loans, including construction loans, and commercial and industrial loans.

     We will generally originate a one- to four-family mortgage loan in an amount up to 80% of the lesser of the appraised value or the purchase price of a mortgaged property. For loans exceeding this guideline, private mortgage insurance on the loan is typically required.

     Our residential loans are generally originated with fixed or adjustable rates and have terms of ten to thirty years. We also offer mortgage loans with bi-weekly payments and recently began offering mortgage loans with terms up to forty years as well as fully amortizing, adjustable rate loans with interest only payments for the first three to five years. The majority of our adjustable rate loan products provide for an interest rate that is tied to the one-year Constant Maturity U.S. Treasury index and have terms of up to thirty years with initial fixed rate periods of one, three, five, seven, or ten years according to the terms of the loan. We also offer an adjustable rate loan with a rate that adjusts every three years to the three-year Constant Maturity U.S. Treasury index.

     The fixed rate mortgage loans that we originate generally meet the secondary mortgage market standards of the Federal National Mortgage Association. For the purposes of interest rate risk management, we sell qualifying one- to four-family residential mortgages in the secondary market to the Federal National Mortgage Association and other investors without recourse and with servicing retained, and we have entered into a master selling and servicing agreement with the Federal National Mortgage Association under which the Bank sold $2.4 million in the year ended September 30, 2005, $4.8 million in the year ended September 30, 2004 and $9.4 million in the year ended September 30, 2003. Loan sales may increase or decrease in the future in connection with interest rate risk management.

     Substantially all of our residential mortgages include "due on sale" clauses, which are provisions giving us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party. Property appraisals on real estate securing our one- to four-family residential loans are made by state certified or licensed independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. We require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if required, flood insurance policies are also required.

     Multi-family and Commercial Mortgage Loans. We also originate loans on multi-family and commercial real estate properties, including loans on apartment buildings, retail/service properties, and other income-producing properties such as mixed-use properties combining residential and commercial space. We generally require no less than a 25% down payment or equity position for these mortgage loans. Typically these loans are made with amortization terms of up to twenty-five years. The majority of these loans are on properties located within northern New Jersey and all are within the state.

     The multi-family and commercial mortgage loan portfolio has grown in recent years, however, the growth of one- to four-family loans has kept pace so multi-family and commercial mortgage loans as a percentage of the total loan portfolio has remained fairly constant. We are currently pursuing strategies to grow this portfolio.

     Multi-family and commercial mortgage loans generally are considered to entail significantly greater risk than that which is involved with one- to four-family real estate lending. The repayment of these loans typically is dependent on the successful operations and income stream of the borrower and the real estate securing the loan as collateral. These risks can be significantly affected by economic conditions. In addition, commercial loans may carry larger balances to single borrowers or related groups of borrowers than one- to four-family loans. Furthermore, this type of real estate lending generally requires substantially greater evaluation and oversight efforts compared to one-to-four family mortgage lending.

     Construction Lending. Essentially all of our construction lending is in northern New Jersey. Our construction lending includes loans to individuals for construction of a primary residence as well as loans to builders and developers for single family, multi-unit and multi-house projects. We have no formal limits as to the number of projects a builder may have under construction or development, and make a case by case determination on loans to builders and developers who have multiple projects under development. In some cases, we convert a construction loan to the permanent end mortgage loan upon completion of construction.

     Construction lending is generally considered to involve a higher degree of credit risk than long-term permanent financing of residential properties. If the estimate of construction cost proves to be inaccurate, we may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover all of the unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time.

     Fluctuations in the outstanding principal balance of our construction loan portfolio over the last several years resulted primarily from our decision during that time to reduce our origination of construction loans following the retirement of the loan officer who had primarily overseen this portfolio. However, with the Bank's increasing strategic emphasis in commercial real estate lending, we expect that our construction lending will grow, particularly with respect to construction loans to builders and developers for multi-unit or multi-house projects.

     Consumer Loans. Consumer loans consist of savings secured loans and unsecured consumer loans. We will generally lend up to 90% of the account balance on a savings secured loan. At September 30, 2005, we had $72,000 of unsecured consumer loans.

     Consumer loans generally have shorter terms and higher interest rates than residential loans. The consumer loan market can be helpful in improving the spread between the average loan yield and the cost of funds and at the same time improve the matching of rate sensitive assets and liabilities.

     Unsecured consumer loans, and consumer loans secured by collateral other than savings accounts, entail greater risks than residential mortgage loans. Consumer loan repayment is dependent on the borrower's continuing financial stability and is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans in the event of a default.

     Our underwriting standards for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income.

     Home Equity Loans. Our home equity loan portfolio includes home equity lines of credit and second mortgage term loans. Home equity lines of credit are prime-based loans that are adjusted monthly. Home equity loans are primarily originated in our market area and are generally made in amounts of up to 80% of value on term loans and up to 80% of value on home equity lines of credit.
During 2001, we began offering home equity loans on investment properties in addition to loans on primary residences. Loans on investment properties are made in amounts of up to 65% of value on term loans and up to 60% of value of home equity lines of credit.

     Generally, our second mortgage loans have fixed rates for terms of up to fifteen years. Second mortgages and home equity lines of credit do not require title insurance but do require homeowner, liability, fire and, if required, flood insurance policies.

     Commercial Loans. We also originate commercial and industrial business loans to a variety of professionals, sole proprietorships and small businesses, primarily in our market area. We have recently hired a commercial lender and intend to increase our commercial lending.

     These loans are generally secured by real estate. We generally require the personal guarantee of the business owner. Commercial lending products include term loans and lines of credit. Our commercial term loans generally have terms from one to five years and are mostly fixed rate loans. Our commercial lines of credit have terms from one to three years and are mostly adjustable rate loans.

     Unlike single-family residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. Commercial business loans, therefore, have greater credit risk than residential mortgage loans. In addition, commercial loans may carry larger balances to single borrowers or related groups of borrowers than one- to four-family loans. In addition, commercial lending generally requires substantially greater evaluation and oversight efforts compared to residential or non-residential real estate lending.

     Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower or a group of related borrowers in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. Accordingly, as of September 30, 2005, our loans to one borrower limit was approximately $5.7 million. Subsequent to September 30, 2005, the limit increased to approximately $12.5 million as a result of the additional capital from the second step conversion.

     At  September  30,  2005,  our largest  group of related  borrowers  had an aggregate balance of approximately $4.8 million, representing 4 loans on condominium units, 9 loans secured by multi-family properties and 2 single-family residential loans. At the same date, our second largest group of related borrowers had an aggregate balance of approximately $3.0 million, representing 4 loans secured by apartment buildings ranging from six units to 58 units. Our third largest group of related borrowers at that date had an aggregate balance of approximately $2.4 million, representing 2 loans secured by apartment buildings, 1 loan on a mixed use commercial and residential property1 loan on a multi-family property and 1 single-family residential loan. At September 30, 2005, we had 4 additional lending relationships exceeding $2.0 million, with outstanding balances at that date ranging from $2.0 million to $2.2 million. All of these lending relationships were current and performing in accordance with the terms of their loan agreements as of September 30, 2005.

     Loan Originations, Purchases, Sales, Solicitation and Processing. Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals, and "walk-in" customers.

     We primarily originate our own loans and retain them in our portfolio. Gross loan originations totaled $96.5 million for the year ended September 30, 2005. Net of principal repayments, loan growth totaled approximately $34.6 million for the year ended September 30, 2005. During the year ended September 30, 2004, we purchased $3.3 million of adjustable rate mortgage loans. We did not purchase any whole loans during the years ended September 30, 2005 or 2003. During the years ended September 30, 2005, 2004 and 2003, we sold loans totaling $2.4 million, $4.8 million and $9.6 million, respectively. Loan sales are part of our interest rate risk management strategy and may increase or decrease in the future. We generally sell loans on a non-recourse basis, with servicing retained. At September 30, 2005, loans serviced for the benefit of others totaled $15.9 million.

     We occasionally purchase participations in loans originated through other lending institutions. At September 30, 2005, we had participations totaling $4.8 million from a New Jersey thrift institution and $1.6 million from the Thrift Institutions Community Investment Corporation of New Jersey ("TICIC"). Our participations through these entities are secured by one-to-four family properties as well as multi-family or other non-one- to-four family properties, such as assisted living facilities. We may also sell participation interests in multi-family, commercial and other real estate loans or construction loans.

     Loan Commitments. We give written commitments to prospective borrowers on all residential and non-residential mortgage loans. The total amount of commitments to extend credit for mortgage and consumer loans as of September 30, 2005, was approximately $21.3 million, excluding commitments on unused lines of credit of $16.0 million and undisbursed portions of construction loans totaling $350,000.

     Loan Approval Procedures and Authority. Our lending policies and loan approval limits are recommended by senior management and approved by the Board of Directors. Our loan origination underwriter has loan authority to approve one-to four-family loans up to $359,600, the Federal National Mortgage Association conforming loan limit. Our loan origination Manager has loan authority to approve one-to four-family loans up to $500,000 with Federal National Mortgage Association automated underwriting approvals. Our Loan Committee consists of Officers Kliminski, Kowal, Bzdek and Bringuier. Each of these officers has authority to approve one-to four-family loans up to $750,000. One-to-four family loans between $750,000 and $1,000,000 require two signatures from members of the Loan Committee. One-to four-family loans greater than $1,000,000 require the approval of the Board of Directors.

     Loans other than one-to four-family loans up to $750,000 require two signatures from members of Loan Committee. Approval of a separate loan sub-committee of the Board is required for non one-to four- family loans over $750,000, or when aggregate exposure exceeds $1.5 million.

     Management expects that the Bank's lending policies and loan approval limits will be modified in fiscal 2006 to reflect our growing strategic emphasis in commercial and business lending. As with existing policies and limits, any such changes recommended by management will be subject to Board of Director approval.

Asset Quality

     Loan Delinquencies and Collection Procedures. The borrower is notified by both mail and telephone when a loan is sixteen days past due. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and additional collection notices and letters are sent. When a loan is ninety days delinquent, it is referred to an attorney for repossession or foreclosure. All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection. In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs, and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

     As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial writedown of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At September 30, 2005, we held no real estate owned.

     Loans are reviewed on a regular basis and are placed on non-accrual status when they are more than ninety days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At September 30, 2005, we had approximately $1.2 million of loans that were held on a non-accrual basis.

     Non-Performing Assets. The following table provides information regarding our non-performing loans and other non-performing assets as of the dates indicated.


                                                                           At September 30,
                                                          --------------------------------------------------
                                                            2005       2004       2003       2002       2001
                                                            ----       ----       ----       ----       ----
                                                                        (Dollars in thousands)

Loans accounted for on a non-accrual basis:
  One- to four-family .................................   $  952     $  445     $  147     $  147     $  309
  Multi-family, commercial and other ..................      101         74        369        423        287
  Construction ........................................       --         --         --         --         --
  Consumer ............................................       62         --          1         --         21
  Home equity .........................................       48         --         --         --         11
  Commercial ..........................................       --         --         --         --         --
                                                          ------     ------     ------     ------     ------
     Total ............................................   $1,163     $  519        517        570        628

Accruing loans contractually past due 90 days or more..       --         --         --         --         --
                                                          ------     ------     ------     ------     ------

Total non-performing loans ............................    1,163        519        517        570        628
Real estate owned .....................................       --         --         --         --         --
Other non-performing assets ...........................       --         --         --         --         --
                                                          ------     ------     ------     ------     ------

Total non-performing assets ...........................   $1,163     $  519     $  517     $  570     $  628
                                                          ======     ======     ======     ======     ======

Allowance for loan losses to non-performing loans.....    142.62%    304.05%    265.18%    195.96%    160.67%
Total non-performing loans to total loans ............      0.34%      0.17%      0.20%      0.27%      0.36%
Total non-performing loans to total assets ...........      0.21%      0.12%      0.12%      0.17%      0.24%
Total non-performing assets to total assets ..........      0.21%      0.12%      0.12%      0.17%      0.24%


     During the year ended September 30, 2005, gross interest income of $51,000 would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and $17,000 of interest on such loans was included in income for the year ended September 30, 2005.

     Classified Assets. Management, in compliance with Office of Thrift Supervision ("OTS") guidelines, has instituted an internal loan review program, whereby non-performing loans are classified as substandard, doubtful or loss. It is our policy to review the loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis. When a loan is classified as substandard or doubtful, management evaluates the loan for impairment. When management classifies a portion of a loan as loss, a reserve equal to 100% of the loss amount is allocated against the loan.

     An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets, or portions thereof, classified as "loss" are considered uncollectible and of so little value that their continuance as assets without the allocation of an impairment reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but which have credit deficiencies or potential weaknesses are required to be designated "special mention" by management.

     Management's classification of assets is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. The following table discloses our classification of assets and designation of certain loans as special mention as of September 30, 2005. At September 30, 2005, all of the classified assets and special mention designated assets were loans.

                                                        At
                                               September 30, 2005
                                               ------------------
                                                 (In thousands)

Special Mention.....................                 $ 1,295
Substandard.........................                   1,110
Doubtful............................                     174
Loss................................                       -
                                                     -------
  Total.............................                 $ 2,579
                                                     =======

     At September 30, 2005, approximately $1.1 million of loans classified as "substandard" were accounted for as non-performing loans. At September 30, 2005, no loans classified as "special mention" or "doubtful" were accounted for as non-performing loans.

     Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects our estimation of the losses in our loan portfolio to the extent they are both probable and reasonable to estimate. The allowance is maintained through provisions for loan losses that are charged to income in the period they are established. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans previously charged-off are added back to the allowance.

     Our methodology for calculating the allowance for lease and loan losses is based upon FAS 5 and FAS 114. Under FAS 114, we identify and analyze certain loans for impairment. If an impairment is identified on a specific loan, a loss allocation is recorded in the amount of that impairment. Loan types subject to FAS 114 are construction loans, multi-family mortgage loans, non-residential mortgage loans and commercial (non-mortgage) loans. We also conduct a separate review of all loans on which the collectibility of principal may not be reasonably assured. We evaluate all classified loans individually and base our determination of a loss factor on the likelihood of collectibility of principal including consideration of the value of the underlying collateral securing the loan.

     Under our implementation of FAS 5, we segregate loans by loan category and evaluate homogeneous loans as a group. The loss characteristics of aggregated homogeneous loans are examined using two sets of factors: (1) annual historical loss experience factors that consider the net charge-off history of both the Bank and that of its regional peer group and (2) environmental factors. Although there may be other factors that also warrant consideration, we consider the following environmental factors:

      o   levels and trends of delinquencies and impaired loans;
      o   levels and trends of charge-offs and recoveries;
      o   trends in volume and terms of loans;
      o   changes to lending policies, procedures and practices;
      o   experience, ability and depth of lending management and staff;
      o   national, regional and local economic trends and conditions;

      o   industry conditions; and
      o   changes in credit concentration.

     In recent years, our charge-offs have been low and, consequently, our estimation of the amount of losses in the loan portfolio both probable and reasonable to estimate has been more reflective of other factors.

     Our allowance estimation methodology utilizes historical loss experience and environmental factors such as the local and national economy, loan growth rate, trends in delinquencies and non-performing loans, experience of lending personnel, and other similar factors. However, we have had significant growth in recent years. As a result of the significant loan growth, a large portion of our loan portfolio is considered "unseasoned," meaning that the loans were originated less than three years ago. Generally, unseasoned loans demonstrate a greater risk of credit losses than their seasoned counterparts. Moreover, in many cases, these unseasoned loans are obligations of borrowers with whom the Bank has had no prior payment experience. In the absence of adequate historical loss experience upon which the Bank can base its allowance calculations, the Bank includes peer group information in its evaluation of the allowance. The peer group information utilized by the Bank is that of OTS regulated thrifts in the northeast region. Management believes that the majority of thrifts in the northeast region have similar loan portfolio composition.

     This estimation is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change. Future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment. In addition, the OTS as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The OTS may require the allowance for loan losses or the valuation allowance for foreclosed real estate to be increased based on its review of information available at the time of the examination, which would negatively affect our earnings.

     Based on the allowance for loan loss methodology discussed above, management expects provisions for loan losses to increase as a result of the net growth in loans called for in the Company's business plan. Specifically, our business strategy calls for increased strategic emphasis in commercial real estate and business lending. The loss factors used in the Bank's loan loss calculations are generally higher for such loans compared with those applied to one-to-four family mortgage loans. Consequently, future net growth in commercial real estate and business loans may result in required loss provisions that exceed those recorded in prior years when comparatively greater strategic emphasis had been placed growing the 1-4 family mortgage loan portfolio

     The following table sets forth information with respect to our allowance for loan losses for the periods indicated:


                                                                    Year Ended September 30,
                                                    ----------------------------------------------------------
                                                      2005        2004        2003        2002         2001
                                                    ---------   ---------   ---------   ---------    ---------
                                                                     (Dollars in thousands)

Allowance balance at beginning of period........   $   1,578   $   1,371   $   1,117   $   1,009    $   1,003

Provision for loan losses ......................          81         207         254         105            2

Charge-offs:
  One- to four-family real estate ..............          --          --          --          --           --
  Consumer .....................................          --          --          --          (1)          --
                                                   ---------   ---------   ---------   ---------    ---------
     Total charge-offs .........................          --          --          --          (1)          --
                                                   ---------   ---------   ---------   ---------    ---------

Recoveries:
  Consumer .....................................          --          --          --           4            4
                                                   ---------   ---------   ---------   ---------    ---------
     Total recoveries ..........................          --          --          --           4            4
                                                   ---------   ---------   ---------   ---------    ---------
Net (charge-offs) recoveries ...................          --          --          --           3            4
                                                   ---------   ---------   ---------   ---------    ---------
Allowance balance at end of period .............   $   1,658   $   1,578   $   1,371   $   1,117    $   1,009
                                                   =========   =========   =========   =========    =========
Total loans outstanding at end of period........   $ 341,978   $ 313,713   $ 264,702   $ 211,939    $ 172,638
                                                   =========   =========   =========   =========    =========
Average loans outstanding during period........    $ 327,948   $ 278,632   $ 238,474   $ 186,974    $ 150,938
                                                   =========   =========   =========   =========    =========
Allowance as a % of total loans................         0.48%       0.50%       0.52%       0.53%        0.58%

Net loans charge-offs as a % of average loans..         0.00%       0.00%       0.00%       0.00%        0.00%

     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of our allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, net, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation allocation applicable to the entire loan portfolio.

                                                                           At September 30
                                 --------------------------------------------------------------------------------------------------
                                         2005                2004                2003               2002                  2001
                                 -------------------  ------------------  -----------------  ------------------   ------------------


                                            Percent             Percent            Percent             Percent              Percent
                                            of Loans            of Loans           of Loans            of Loans             of Loans
                                            to Total            to Total           to Total            to Total             to Total
                                  Amount     Loans    Amount     Loans    Amount    Loans    Amount     Loans     Amount     Loans
                                  ------    --------  ------    --------  ------   --------  ------    --------   ------    --------
                                                                        (Dollars in thousands)

At end of period allocated to:
  One- to four-family real
     estate ..................   $  782     78.09%   $  777     80.17%   $  685     81.59%  $  531       79.06%  $  366       76.18%
  Multi-family and commercial
    real estate ..............      737     17.14       680     13.77       566     13.68      452       13.92      463       14.42
  Construction ...............       12      0.42        21      2.29         3      0.47       13        2.30       55        5.45
  Consumer ...................        4      0.21         4      0.24         3      0.29        3        0.38        2        0.31
  Home equity ................       63      3.92        43      3.40        37      3.36       29        3.26       36        3.40
  Commercial .................       16      0.22         9      0.13        34      0.61       46        1.08       11        0.24
  Unallocated ................       44        --        44        --        43        --       43          --       76          --
                                 ------    ------    ------    ------    ------    ------   ------      ------   ------      ------
     Total allowance .........   $1,658    100.00%   $1,578    100.00%   $1,371    100.00%  $1,117      100.00%  $1,009      100.00%
                                 ======    ======    ======    ======    ======    ======   ======      ======   ======      ======

Securities Portfolio

     General. Federally chartered savings banks have the authority to invest in various types of liquid assets. The investments authorized by the Bank's board approved investment policy include U.S. government and government agency obligations, mortgage-related securities of various U.S. government agencies or government-sponsored entities and private corporate issuers (including securities collateralized by mortgages), certificates of deposits of insured banks and savings institutions and municipal securities. Our policy does not permit corporate non-residential mortgage related securities. Our investment securities portfolio at September 30, 2005 did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity, excluding those issued by the United States Government or its agencies, other than an investment in an adjustable rate mortgage mutual fund with a carrying value of approximately $9.7 million at September 30, 2005.

     Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that securities be categorized as "held-to-maturity," "trading securities" or "available-for-sale," based on management's intent as to the ultimate disposition of each security. Statement No. 115 allows debt securities to be classified as "held-to-maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held-to-maturity."

     We do not currently use or maintain a trading account. Securities not classified as "held-to-maturity" are classified as "available-for-sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

     All of our securities carry market risk insofar as changes in market rates of interest may cause a decrease in their market value. Investments in securities are made based on certain considerations, which include the interest rate, tax considerations, yield, settlement date and maturity of the security, our liquidity position, and anticipated cash needs and sources. The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered. We purchase securities to provide necessary liquidity for day-to-day operations, to aid in the management of interest rate risk and when investable funds exceed loan demand.

     Our investment policy, which is approved by the Board of Directors, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing our lending activities. Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. The Asset/Liability Management Committee, comprised of Joseph Kliminski, the Bank's Chief Executive Officer, Fred Kowal, the Bank's President and Chief Operating Officer, Richard Bzdek, the Bank's Executive Vice President and Corporate Secretary, Eric Heyer, the Bank's Senior Vice President and Chief Financial Officer, Catherine Bringuier, the Bank's Senior Vice President and Chief Lending Officer, Josephine Castaldo, the Bank's Vice President of Branch Administration, and John Scognamiglio, the Bank's Vice President and Controller, is responsible for the administration of the securities portfolio. This committee conducts regular, informal meetings, generally on a weekly basis, and meets quarterly to formally review the Bank's securities portfolio. The results of the committee's quarterly review are reported to the full Board, which makes adjustment to the investment policy and strategies as it considers necessary and appropriate.

     We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, but we may do so in the future as part of our interest rate risk management. Further, we do not invest in securities which are not rated investment grade.

     Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without prepayment penalties.

     Mortgage-related Securities. Mortgage-related securities represent a participation interest in a pool of one- to four-family or multi-family mortgages, although we focus primarily on mortgage-related securities secured by one- to four-family mortgages. Our mortgage-related securities portfolio includes mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies or government-sponsored entities, such as Federal Home Loan Mortgage Corporation, the Government National Mortgage Association, and the Federal National Mortgage Association, as well as by private corporate issuers. The portfolio also includes an investment in an adjustable rate mortgage mutual fund, with a carrying value of approximately $9.7 million at September 30, 2005.

     The mortgage originators use intermediaries (generally government agencies and government-sponsored enterprises, but also a variety of private corporate issuers) to pool and repackage the participation interests in the form of securities, with investors such as us receiving the principal and interest payments on the mortgages. Securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors. Privately issued securities typically offer rates above those paid on government agency issued or sponsored securities, but lack the guaranty of those agencies and are generally less liquid investments. In the absence of an agency guarantee, our policy requires that we purchase only privately-issued mortgage-related securities that have been assigned the highest credit rating (AAA) by the applicable securities rating agencies. Limiting our purchases of privately-issued mortgage-related securities to those with a AAA rating reduces our added credit risk in purchasing non-agency guaranteed securities. Moreover, because there is a robust secondary market for AAA-rated privately-issued mortgage-related securities, much of the liquidity risk otherwise associated with our investment in non-agency securities is mitigated.

     Mortgage-backed securities are pass-through securities typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities. The life of a mortgage-backed security thus approximates the life of the underlying mortgages. Mortgage-backed securities generally yield less than the mortgage loans underlying the securities. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates.

     Collateralized mortgage obligations are mortgage-derivative products that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Investing in collateralized mortgage obligations allows us to better manage the prepayment and extension risk associated with conventional mortgage-related securities. Management believes collateralized mortgage obligations represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. At September 30, 2005, collateralized mortgage obligations comprised $28.3 million of our securities portfolio.

     Other Securities. In addition, at September 30, 2005 we held an approximate investment of $3.1 million in Federal Home Loan Bank of New York common stock (this amount is not shown in the securities portfolio). As a member of the Federal Home Loan Bank of New York, ownership of Federal Home Loan Bank of New York common shares is required.

     The following table sets forth the carrying value of our securities portfolio at the dates indicated. Securities that are held-to-maturity are shown at our amortized cost, and securities that are available-for-sale are shown at the current market value.

                                                                           At September 30,
                                                           --------------------------------------------------
                                                               2005            2004              2003
                                                               ----            ----              ----
                                                                            (In thousands)
Securities Held-to-Maturity:
----------------------------

  U.S. government and federal agency obligation........      $   2,000      $      --          $       --
  Collateralized mortgage non-agency obligations.......          2,503             --                  --
  Collateralized mortgage agency obligations...........             76            107                 193
  Government National Mortgage Association.............            244            327                 476
  Federal Home Loan Mortgage Corporation...............            385            490                 657
  Federal National Mortgage Association................          2,616          1,870               1,513
                                                             ---------      ---------          ----------
    Total securities held-to-maturity..................          7,824          2,794               2,839
                                                             ---------      ---------          ----------

Securities Available-for-Sale:
------------------------------
  U.S. government and federal agency obligation........          9,805         13,840              13,484
  Collateralized mortgage non-agency obligations.......             --          1,234               4,962
  Collateralized mortgage agency obligations...........         25,763         42,870              61,685
  Government National Mortgage Association.............            148            202                 320
  Federal Home Loan Mortgage Corporation...............          4,090          5,219                 346
  Federal National Mortgage Association................         12,782         16,261              16,664
  Mutual fund..........................................          9,749          9,869               9,930
                                                             ---------      ---------          ----------
    Total securities available-for-sale................         62,337         89,495             107,391
                                                             ---------      ---------          ----------

    Total..............................................      $  70,161      $  92,289          $  110,230
                                                             =========      =========          ==========

     The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our investment and mortgage-backed securities portfolio at September 30, 2005. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

                                                                  At September 30, 2005
                               -----------------------------------------------------------------------------------------------------

                               One Year or Less  One to Five Years  Five to Ten Years  More than Ten Years      Total Securities
                               ----------------  -----------------  -----------------  -------------------      ----------------

                               Carrying Average  Carrying  Average  Carrying  Average  Carrying Average    Carrying  Average  Market
                                Value    Yield    Value     Yield     Value    Yield    Value    Yield      Value     Yield    Value
                               -------- -------  --------  -------  --------  -------  -------- -------    --------  -------  ------

                                                                                      (Dollars in thousands)

U.S. Government and Federal
 Agency ....................   $ 4,947   2.08%   $ 6,858    2.61%   $    --     -- %    $    --    --%     $11,805    2.39%  $11,767

Mortgage-backed non-agency
 obligations ...............        --     --      2,503    3.85         --     --           --    --        2,503    3.85     2,434

Government National Mortgage
 Association ...............        --     --          4    6.90         --     --          738  2.73          742    2.75       744

Federal Home Loan Mortgage
 Association ...............        --     --      1,246    3.24      6,570   2.95       14,422  3.28       22,238    3.18    22,239

Federal National Mortgage
 Association ...............        --     --         --      --     12,339   3.40       10,785  3.67       23,124    3.52    23,099
                               -------           -------            -------             -------            -------           -------

  Total ....................   $ 4,947   2.08%   $10,611    2.98%   $18,909   3.24%     $25,945  3.40%     $60,412    3.18%  $60,283
                               =======           =======            =======             =======            =======           =======

Sources of Funds

     General. Deposits are our major source of funds for lending and other investment purposes. In addition, we derive funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity, call and sale of mortgage-backed securities and investment securities. Loan and securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings (principally from the Federal Home Loan Bank) are also used to supplement the amount of funds for lending and investment.

     Deposits. Our current deposit products include checking, savings, money market, club accounts, certificates of deposit accounts ranging in terms from thirty days to ten years, and individual retirement accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

     Deposits are obtained primarily from within New Jersey. Traditional methods of advertising are used to attract new customers and deposits, including print media, cable television, direct mail and inserts included with customer statements. We have not in the past utilized the services of deposit brokers, however, our current growth strategy includes a modest brokered CD program. Although we did offer special savings programs in connection with the opening of our Cedar Grove branch office, premiums or incentives for opening accounts are generally not offered. We periodically select particular certificate of deposit maturities for promotion.

     The determination of interest rates is based upon a number of factors, including: (1) our need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of general market rates and rates of a selected group of competitors' rates for similar products; (3) our current cost of funds and yield on assets; and (4) the alternate cost of funds on a wholesale basis, in particular the cost of advances from the Federal Home Loan Bank. Interest rates are reviewed by senior management on a weekly basis.

     At September 30, 2005, $152.8 million or 44.8% of our deposits were in certificates of deposit. Our liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed. Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue. However, the need to retain these time deposits could result in an increase in our cost of funds.

     At September 30, 2005, we had approximately $24.2 million of municipal deposits at the Bank. Of these deposits, approximately $14.0 million represent funds held by municipalities associated with capital improvement projects. The Bank expects a significant portion of these funds to be withdrawn during calendar year 2006 as disbursements are made by the municipalities to fund the completion of such projects.

     The following table sets forth the distribution of deposits at the Bank at the dates indicated and the weighted average nominal interest rates for each period on each category of deposits presented.


                                                                     At September 30
                            -----------------------------------------------------------------------------------------------------
                                         2005                             2004                                2003
                            ------------------------------   --------------------------------   ---------------------------------

                                                  Weighted                           Weighted                            Weighted
                                        Percent   Average                 Percent     Average                Percent      Average
                                       of Total   Nominal                 of Total    Nominal                of Total     Nominal
                              Amount   Deposits     Rate         Amount   Deposits     Rate        Amount    Deposits      Rate
                              ------   --------     ----         ------   --------     ----        ------    --------      ----

Non-interest-bearing
   demand deposits........  $  25,583    7.50%       --%      $  22,599     7.00%       --%     $  21,676     7.40%          --%

Interest-bearing
   demand deposits........     39,264   11.52      1.87          38,696    11.99      1.06         21,721     7.42         0.98


Savings deposits..........    123,270   36.16      1.68         143,401    44.44      1.60        127,720    43.62         1.60

Time deposits.............    152,808   44.82      3.45         118,020    36.57      2.65        121,709    41.56         2.55
                            ---------  ------      ----       ---------   ------      ----      ---------   ------         ----

     Total deposits.......  $ 340,925  100.00%     2.37%      $ 322,716   100.00%     1.81%     $ 292,826   100.00%        1.79%
                            =========  ======      ====       =========   ======      ====      =========   ======         ====

     The following table shows the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2005.

                                                  Certificates
      Remaining Time Until Maturity                of Deposits
      -----------------------------                -----------
                                                 (In thousands)

Within three months....................             $  7,845
Three through six months...............               11,968
Six through twelve months..............               11,813
                                                      21,030
Over twelve months.....................             --------
Total                                               $ 52,656
                                                    ========

     Borrowings. To supplement our deposits as a source of funds for lending or investment, we borrow funds in the form of advances from the Federal Home Loan Bank. We regularly make use of Federal Home Loan Bank advances as part of our interest rate risk management, primarily to extend the duration of funding to match the longer term fixed rate loans held in the loan portfolio as part of our growth strategy. During fiscal 2004 we recognized a $125,000 penalty to prepay $3.0 million of fixed rate FHLB advances with a weighted average cost of 6.28%. In the future, we may evaluate the costs and benefits of further prepayments, which may result in additional one time charges to earnings in the form of FHLB prepayment penalties to further improve the Bank's net interest spread and margin and enhance future earnings.

     Advances from the Federal Home Loan Bank are typically secured by the Federal Home Loan Bank stock we own and a portion of our residential mortgage loans and may be secured by other assets, mainly securities which are obligations of or guaranteed by the U.S. government. At September 30, 2005, our borrowing limit with the Federal Home Loan Bank was approximately $139 million. Additional information regarding our Federal Home Loan Bank advances is included under Note 8 of the Notes to the Financial Statements.

     The following table sets forth certain information regarding our borrowed funds.

                                                      At or For the
                                                 Year Ended September 30,
                                              -----------------------------
                                               2005       2004       2003
                                              -------    -------    -------
Federal Home Loan Bank Advances:
Average balance outstanding .............     $62,056    $60,125    $54,923
Maximum amount outstanding
  at any month-end during the period....      $72,853    $65,500    $61,800
Balance outstanding at end of period....      $53,734    $57,491    $55,000
Weighted average interest rate during
   The period ...........................       4.58%      4.76%      5.16%
Weighted average interest rate at end
   Of period ............................       4.84%      4.72%      5.13%

Subsidiary Activity

     In addition to American Bank of New Jersey, the Company has one other subsidiary, ASB Investment Corp., a New Jersey corporation, which was organized in June 2003 for the purpose of selling insurance and investment products, including annuities, to customers of the Bank and the general public through a third party networking arrangement. There has been very little activity at this subsidiary and sales are currently limited to the sale of fixed rate annuities.

     American Bank of New Jersey has one subsidiary, American Savings Investment Corp., which was formed in August 2004 under New Jersey law as an investment company subsidiary. The purpose of this subsidiary is to invest in stocks, bonds, notes and all types of equity, mortgages, debentures and other investment securities. Holding investment securities in this subsidiary reduces our New Jersey state income tax rate.

Personnel

     As of September 30, 2005, we had 59 full-time employees and 15 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees is satisfactory.

Regulation

     Set forth below is a brief description of certain laws that relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. The Bank and the Company operate in a highly regulated industry. This regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors.

     Any change in applicable statutory and regulatory requirements, whether by the OTS, the Federal Deposit Insurance Corporation ("FDIC") or the United States Congress, could have a material adverse impact on the Company and the Bank, and their operations. The adoption of regulations or the enactment of laws that restrict the operations of the Bank and/or the Company or impose burdensome requirements upon one or both of them could reduce their profitability and could impair the value of the Bank's franchise which could hurt the trading price of the Company's common stock.

Regulation of the Bank

     General. As a federally chartered, SAIF-insured savings bank, the Bank is subject to extensive regulation by the OTS and the FDIC. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses. The activities of federal savings banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity management, transactions with affiliates and community reinvestment. Federal savings banks are also subject to reserve requirements of the Federal Reserve System. A federal savings bank's relationship with its depositors and borrowers is regulated by both state and federal law, especially in such matters as the ownership of savings accounts and the form and content of the bank's mortgage documents.

     The Bank must file regular reports with the OTS and the FDIC concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. The OTS regularly examines the Bank and prepares reports to the Bank's Board of Directors on deficiencies, if any, found in its operations.

     Insurance of Deposit Accounts. The FDIC administers two separate deposit insurance funds. Generally, the Bank Insurance Fund ("BIF") insures the deposits of commercial banks and the Savings Association Insurance Fund ("SAIF") insures the deposits of savings institutions. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the BIF or SAIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members.

     In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing
Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

     Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. At September 30, 2005 the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

     In addition, the OTS may require that a savings institution that has a risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total adjusted assets of less than 4% (3% if the institution has received the highest rating on its most recent examination) take certain action to increase its capital ratios. If the savings institution's capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the OTS may restrict its activities.

     For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets except for certain mortgage servicing rights. Tier 1 or core capital is defined as common stockholders' equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries, and certain non-withdrawable accounts and pledged deposits of mutual savings banks. The Bank does not have any non-withdrawable accounts or pledged deposits. Tier 1 and core capital are reduced by an institution's intangible assets, with limited exceptions for certain mortgage and non-mortgage servicing rights and purchased credit card relationships. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in "non-includable" subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

     The risk-based capital standard for savings institutions requires the maintenance of total capital of 8% of risk-weighted assets. Total capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses and up to 45% of unrealized gains on equity securities. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. For purposes of determining total capital, a savings institution's assets are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the institution's equity investments (other than those deducted from core and tangible capital) and its high loan-to-value ratio land loans and non-residential construction loans.

     A savings institution's risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. These risk weights range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

     OTS rules require a deduction from capital for savings institutions with certain levels of interest rate risk. The OTS calculates the sensitivity of an institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, deducted from an institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. The OTS has indefinitely postponed implementation of the interest rate risk component, and the Bank has not been required to determine whether it will be required to deduct an interest rate risk component from capital.

     Prompt Corrective Regulatory Action. Under the OTS Prompt Corrective Action regulations, the OTS is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0%, or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0%, is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized." A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within forty-five days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

     A savings institution that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least thirty days before making a capital distribution. A savings institution must file an application for prior approval of a capital distribution if: (i) it is not eligible for expedited treatment under the applications processing rules of the OTS; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings bank's net income for that year to date plus the institution's retained net income for the preceding two years; (iii) it would not adequately be capitalized after the capital distribution; or (iv) the distribution would violate an agreement with the OTS or applicable regulations.

     The Bank is required to file a capital distribution notice or application with the OTS before paying any dividend to the Company. However, capital distributions by the Company, as a savings and loan holding company, are not subject to the OTS capital distribution rules.

     The OTS may disapprove a notice or deny an application for a capital distribution if: (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement. In addition, a federal savings institution cannot distribute regulatory capital that is required for its liquidation account.

     Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every twelve months. The Bank met the QTL test as of September 30, 2005 and in each of the last twelve months and, therefore, qualifies as a QTL.

     Transactions with Affiliates. Generally, federal banking law requires that transactions between a savings institution or its subsidiaries and its affiliates must be on terms as favorable to the savings institution as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings institution's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings institution. In addition, a savings institution may not extend credit to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

     Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by the Bank. An unsatisfactory CRA examination rating may be used as the basis for the denial of an application by the OTS. The Office of Thrift Supervision assigned the Bank an overall rating of "Satisfactory" in its most recent CRA evaluation.

     Federal Home Loan Bank ("FHLB") System. The Bank is a member of the FHLB of New York, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members pursuant to policies and procedures established by the board of directors of the FHLB.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to the greater of 1% of our aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of FHLB advances. We are in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member's capital and limiting total advances to a member.

     The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future.

     Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their checking accounts and non-personal certificate accounts. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the OTS liquidity requirements.

     Savings institutions have authority to borrow from the Federal Reserve System "discount window," but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System.

Regulation of the Company

     General. The Company is a savings and loan holding company, subject to regulation and supervision by the OTS. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries. This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to the Company. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company.

     Activities Restrictions. As a savings and loan holding company formed after May 4, 1999, the Company is not a grandfathered unitary savings and loan holding company under the Gramm-Leach-Bliley Act (the "GLB Act"). As a result, the Company and its non-savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities. Under the Home Owners' Loan Act, as amended by the GLB Act, the non-banking activities of the Company are restricted to certain activities specified by OTS regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 (the "BHC Act") or authorized for financial holding companies pursuant to the GLB Act. Furthermore, no company may acquire control of American Bank of New Jersey unless the acquiring company was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date) or the company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the BHC Act as amended by the GLB Act.

     Mergers and Acquisitions. The Company must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such a savings institution or savings and loan holding company by merger, consolidation or purchase of its assets. In evaluating an application for the Company to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

     Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission ("SEC") has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act, and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure requirements. Compliance with the Act and corresponding regulations may increase the Company's expenses.

Item 2.  Properties.

     At September 30, 2005, our net investment in property and equipment totaled $4.1 million. We use an outside service company for data processing. The following table sets forth the location of our main office, separate drive-up facility and branch office, the year opened for each and the net book value of each. Additionally, at September 30, 2005, we had purchase deposits and other professional fees totaling $584,000 in connection with de novo branch site acquisitions.


                                     Year
                                    Facility     Leased or    Net Book Value at
Office Location                      Opened        Owned      September 30, 2005
---------------                      ------        -----      ------------------
                                                                (In thousands)
Main Office
365 Broad Street
Bloomfield, New Jersey  07003         1965        Owned           $  1,316


Main Office Drive Up Facility
16 Pitt Street
Bloomfield, New Jersey  07003         1998        Owned           $    339


Full Service Branch
310 Pompton Avenue
Cedar Grove, New Jersey  07009        2001        Owned           $  1,892

Item 3.  Legal Proceedings.

     From time to time the Company and its subsidiaries are parties to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Bank. In the opinion of management, there were no lawsuits pending or known to be contemplated at September 30, 2005 that would have a material effect on operations or income.

Item  4.  Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     (a) Market for Common Equity. The common stock of American Bancorp of New Jersey, Inc. is traded on the Nasdaq National Market under the symbol "ABNJ." Trading commenced on October 6, 2005 upon completion of the second step conversion. As of December 10, 2005, there were 935 registered holders of record, including brokerage firms, banks and registered clearing agents acting as nominees for an beneficial "street name" holders.

     (b) Use of Proceeds. The Company commenced its stock offering in connection with the second-step conversion of American Savings, MHC from the mutual holding company form of organization to a full stock corporation on August 22, 2005 and completed the offering and conversion on October 5, 2005. Keefe, Bruyette & Woods, Inc. assisted the Company in its selling efforts on a best efforts basis. The Company sold 9,918,750 shares of its common stock, par value $0.10 per share, at $10.00 per share, representing the super-maximum of the offering range. In addition, each share of common stock held by the public stockholders of ASB Holding Company, the former middle-tier stock holding company, was converted into 2.55102 shares of common stock of the Company, resulting in an aggregate of 4,250,719 exchange shares. Accordingly, upon completion of the Conversion, the Company had 14,169,469 total shares outstanding. Shares of the Company began trading on October 6, 2005 on the Nasdaq National Market under the symbol "ABNJ."

     The Company paid an underwriting commission to Keefe, Bruyette & Woods, Inc. of 1% of the aggregate amount of common stock sold, not counting exchange shares issued to holders of ASB Holding Company common stock and excluding
(i)305,861 shares purchased in the offering by directors, officers and employees of the Company and its subsidiaries and (ii) 793,500 shares purchased in the offering by the Bank's employee stock ownership plan. Offering expenses, excluding underwriting commissions of $882,000, totaled $781,000 and net proceeds of the offering were $97.5 million. The Company used $7.9 million of the net proceeds to make a loan to the Bank's employee stock ownership plan for the plan's purchase of 793,500 shares in the offering.

     (c) Issuer Purchases of Equity Securities.

                                                                              (c) Total Number        (d) Maximum Number
                                                                             of Shares (or Units)   (or Approximate Dollar
                                                             (b)              Purchased as Part        Value) of Shares (or
                                   (a) Total Number        Average             of Publicly          Units) that May Yet Be
                                      of Shares (or      Paid per Share       Announced Plans           Purchased Under
Period                             Units) Purchased       (or Unit)             or Programs             Plans or Programs
------                             ----------------       ---------          --------------------   -----------------------
Quarter ended                             --                 N/A                      --                   208,293 (1)
September 30, 2005

-------------------------
(1) As of September 30, 2005, the Company had not commenced its repurchase of shares to fund stock awards previously made under the American Bank of New Jersey 2005 Restricted Stock Plan. Purchases to fund the restricted stock plan will be made from time to time in the open market, based on stock availability, price and the Company's financial performance.

Item 6.  Selected Financial Data.

     The information contained in the table captioned "Selected Consolidated Financial and Other Data" in the portions of the Annual Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The information contained in the section captioned "Management of Interest Rate Risk and Market Risk" in the Annual Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The Company's financial statements listed under Item 15 of this Form 10-K and included in Exhibit 13 to this Form 10-K are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A.  Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K such disclosure controls and procedures are effective.

     (b) Changes in internal controls. During the last quarter of the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Section 16(A) Beneficial Ownership Reporting Compliance

     The Common Stock of the Company is registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, as amended. The officers and directors of the Company and beneficial owners of greater than 10% of the Company's Common Stock ("10% beneficial owners") are required by Section 16(a) of such act to file reports of ownership and changes in beneficial ownership of the Common Stock with the SEC and NASDAQ and to provide copies of those reports to the Company. The Company is not aware of any beneficial owner, as defined under
Section 16(a), of more than 10% of its Common Stock. To the Company's knowledge, all Section 16(a) filing requirements applicable to its officers and directors were complied with during the 2005 fiscal year.

Directors and Executive Officers

     The Company's certificate of incorporation requires that the Board of Directors be divided into four classes, as nearly equal in number as possible, each class to serve for a four-year period, with approximately one-fourth of the directors elected each year. The Board of Directors currently consists of eight members. The following table sets forth the ages of the directors and executive officers of the Company and the terms and length of service of the directors.

                                Age at           Year First Elected or         Current
Name                     September 30, 2005           Appointed(1)           Term Expires
----                     -------------------          ------------           ------------

Robert A. Gaccione                64                      2003                   2007
Joseph Kliminski                  62                      1986                   2009
Fred G. Kowal                     52                      2005                   2008
H. Joseph North                   73                      1991                   2006
Stanley Obal                      83                      1981                   2009
W. George Parker                  80                      1967                   2006
Vincent S. Rospond                73                      1981                   2008
James H. Ward, III                56                      1991                   2007
Richard M. Bzdek                  52                      N/A                    N/A
Eric B. Heyer                     43                      N/A                    N/A
Catherine M. Bringuier            42                      N/A                    N/A


----------------------
(1) Indicates the year the individual first became a director of American Bank of New Jersey or ASB Holding Company, the former mid-tier stock holding company that was replaced by American Bancorp of New Jersey, Inc. Each director of ASB Holding Company became a director of American Bancorp of New Jersey, Inc. upon its formation in 2005.

     The business experience of each of our directors and executive officers is set forth below. Each has held his or her present position for at least the past five years, except as otherwise indicated.

     Robert A. Gaccione has been a member of the Board since 2003. He has been a senior partner of the law firm of Gaccione, Pomaco & Malanga, P.C. in Belleville, New Jersey for thirty years. He is a former Federal Bureau of Investigation agent. Mr. Gaccione also serves as an Essex County Tax Board Commissioner. He served as a director of Franklin Community Bank, a commercial bank located in Nutley, New Jersey for three years. Mr. Gaccione is a member and the past president of the Belleville Rotary Club, is the president of the Clara Maass Foundation and is a member of the Belleville Foundation.

     Joseph Kliminski serves as Chief Executive Officer and has been a member of the Board since 1986. He has been employed by the Bank since 1967 and became President and Chief Executive Officer in 1987. In 2005, Mr. Fred Kowal replaced Mr. Kliminski as President. Mr. Kliminski is a member and past president of the Bloomfield Lions Club, is president of the Advisory Board to the Bloomfield Town Council, chairman of the Bloomfield Education Foundation, and former chairman of the Deborah Hospital Children of the World Golf Tournament. Mr. Kliminski also serves on the Executive Committee of the Bloomfield Center Alliance, and is a member and former president of the Board of Trustees of the Bloomfield Public Library. He is also a former member of the Board of Governors of the New Jersey League of Community Bankers and past president of the Essex County Savings League.

     Fred G. Kowal serves as President and Chief Operating Officer and has been a member of the Board since 2005. He joined the Bank in March 2005. Mr. Kowal was previously Chairman and Chief Executive Officer of Warwick Community Bancorp, Inc. until its merger into Provident Bancorp, Inc. in October 2004. He joined Warwick Community Bancorp, Inc. in 1999 and also served as Chairman of the Board of Directors of The Warwick Savings Bank and as Chairman of the Board, President and Chief Executive Officer of The Towne Center Bank, a de novo commercial bank formed by Warwick Community Bancorp, Inc. in 1999. Prior to joining Warwick, he served as Senior Vice President of First Union National Bank, where he worked for 16 years, and as Senior Vice President of PNC Bank.

     H. Joseph North has been a member of the Board since 1991. Mr. North retired in 1987 as Town Administrator of Bloomfield, New Jersey after 20 years of service as the municipality's Chief Administrative Officer. Mr. North began his service to the Town of Bloomfield in 1958 as Town Clerk where his duties included that of Corporation Secretary to the Municipality and Executive Secretary to the Planning Board and Zoning Board of Adjustment. Mr. North is a past president and a lifetime member of the New Jersey Municipal Management Association and is a former member of the International City Management Association. Mr. North is also a former president of the Bloomfield Lions Club, Bloomfield Fifth Quarter Club and Bloomfield Tennis Federation and a former member of the Board of Trustees of Bloomfield College.

     Stanley Obal has been a member of the Board since 1981. Mr. Obal retired in 1982 and was the owner of Obal's Inn, a tavern and restaurant in Bloomfield, New Jersey.

     W. George Parker has been a member of the Board since 1967 and Chairman since 1990. Mr. Parker is the owner, president and chief executive officer of Adco Chemical Company, located in Newark, New Jersey.

     Vincent S. Rospond has been a member of the Board since 1981. He is an attorney and the majority stockholder of the law firm of Rospond, Rospond & Conte, P.A. in Bloomfield, New Jersey. Rospond, Rospond & Conte serves as general counsel to the Bank. Mr. Rospond is the president and a trustee of United Way of Bloomfield, is a member and the former legal counsel of Bloomfield Chamber of Commerce, and is a member and the treasurer of North Jersey Manufacturer's & Businessmen

Association. He is also a member of the Cornell Club of New Jersey, the Essex County Bar Association, the Newark Art Museum, the Bloomfield Music Federation and the New Jersey Bar Association.

     James H. Ward, III has been a member of the Board since 1991 and Vice Chairman since 2003. From 1998 to 2000, he was the majority stockholder and Chief Operating Officer of Rylyn Group, which operated a restaurant in Indianapolis, Indiana. Prior to that, he was the majority stockholder and Chief Operating Officer of Ward and Company, an insurance agency in Springfield, New Jersey, where he was employed from 1968 to 1998. He is now a retired investor.

     Richard M. Bzdek serves as Executive Vice President and Secretary and has been employed by the Bank in various capacities since 1975. Mr. Bzdek is the former president and a current director of the Bloomfield Chamber of Commerce. He is a member of the Financial Managers Society and serves as Vice Chairman on the Operations and Technology Committee of the New Jersey League of Community Bankers. He is also the treasurer and a trustee of United Way of Bloomfield and is a director and co-founder of the Bloomfield Center Alliance.

     Eric B. Heyer serves as Senior Vice President, Treasurer and Chief Financial Officer and has been employed by the Bank in various capacities since 1993. He was previously the chief financial officer of Monarch Savings Bank in Kearny, New Jersey, where he was employed from 1986 to 1993. Mr. Heyer is a member of the Financial Managers Society. He has previously served as a trustee of Kingston United Methodist Church and currently serves as vice chairman of the stewardship and finance committee of Princeton United Methodist Church. Mr. Heyer also serves as a board member of the Mental Health Clinic of Passaic in Clifton, New Jersey.

     Catherine M. Bringuier serves as Senior Vice President and Chief Lending Officer and has been employed by the Bank in various capacities since 1990. Ms. Bringuier currently serves as a member of the Commercial Lending Committee, Loan Servicing Committee, and the Residential Lending & Affordable Housing Committee of the New Jersey League of Community Bankers. Ms. Bringuier was also appointed to the Mortgage Steering Committee of the New Jersey League. Ms. Bringuier is a member of the Commercial Loan Committee and the Residential Lending Committee of the Mortgage Bankers Association of New Jersey. She is a member and prior Vice President of Sunny Acres Civic & Improvement Association in Cranford, New Jersey and is an Assistant Den Leader for Cub Scout Pack 103, in Cranford, New Jersey.

Audit Committee

     The Audit Committee consists of Directors Parker, North and Ward, each of whom is independent under the rules of the Nasdaq Stock Market. Each member of the Audit Committee is qualified under the rules of the Nasdaq Stock Market to serve as a member of the Audit Committee, however, none qualifies as an audit committee financial expert within the meaning of the regulations of the Securities and Exchange Commission. This committee meets quarterly and as needed with the internal auditor and the external auditors. This committee's main responsibilities include oversight of the internal auditor and the external auditors and monitoring of management and staff compliance with the Board's audit policies, and applicable laws and regulations.

Code of Ethics

     The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The

Company's Code of Ethics will be provided without charge upon request to the Corporate Secretary, American Bancorp of New Jersey, Inc., 365 Broad Street, Bloomfield, New Jersey 07003.

Item 11.  Executive Compensation.

Director Compensation

     Board Fees. Directors are currently paid a fee of $500 per meeting for each regular and special meeting attended. Directors also receive an annual retainer of $2,500. No fees are paid for committee meetings other than audit committee meetings, for which directors receive a fee of $750 per meeting.

     Each director is also a director of American Bank of New Jersey and is paid $1,000 per meeting for each regular and special meeting of the Bank's Board attended. Bank directors also receive an annual retainer of $8,000.

     Directors who also serve as employees do not receive compensation as directors.

     Directors Consultation and Retirement Plan. The Directors Consultation and Retirement Plan provides retirement benefits to directors on their retirement date. "Retirement date" means the date of termination of service as a director following a participant's completion of not less than twelve years of service as a director, or not less than six years of service following a change in control; provided however, the retirement date with regard to directors serving as of August 27, 1996 who have completed not less than five years of service as of August 27, 1996 shall be the date of termination of service as a director without regard to whether the twelve years of service requirement has been fulfilled. Upon death or disability, a director shall be deemed to have terminated service as of that date.

     If a director agrees to become a consulting director to our board upon retirement, he will receive a monthly payment for life but in no event for less than 144 months, equal to 0.0833 times the highest aggregate annual fees paid (including retainer fees and regular board meeting fees) during the most recently completed three calendar year periods ending on or before the retirement date. In the event of a change in control, all directors will be presumed to have reached the retirement date and each director will receive a lump sum payment equal to the present value of future benefits payable.

     Restricted Stock Awards. During the year ended September 30, 2005, each non-employee director was awarded 12,498 shares of restricted stock under the American Bank of New Jersey 2005 Restricted Stock Plan. Restricted stock awards are earned at the rate of 20% one year after the date of grant and 20% annually thereafter during periods of service as an employee, director or director emeritus. All awards become immediately 100% vested upon death or disability or termination of service following a change in control. The number of restricted shares awarded has been adjusted for the exchange ratio in connection with the second-step conversion completed in October 2005.

     Stock Option Awards. During the year ended September 30, 2005, each non-employee director was awarded 39,923 options to purchase shares of common stock under the 2005 Stock Option Plan, at an exercise price equal to the fair market value of the common stock on the date of grant. These options are first exercisable at a rate of 20% one year after the date of grant and 20% annually thereafter during continued service as an employee, director or director emeritus. Upon disability, death, or a change in control, these awards become 100% exercisable. The number of options and the exercise price have been adjusted in accordance with the exchange ratio in connection with the second-step conversion completed in October 2005.

Executive Compensation

     Summary Compensation Table. The following table sets forth the compensation awarded to or earned by the chief executive officer and certain other executive officers for the three fiscal years ended September 30, 2005. Mr. Kowal started his employment in March 2005.


                                                Annual Compensation(1)       Long Term Compensation Awards
                                                ----------------------       -----------------------------

                                                                             Restricted      Securities              All
                                   Fiscal                                       Stock        Underlying             Other
Name and Principal Position         Year        Salary         Bonus       Award(s)($)(2)  Options/SARs(#)      Compensation
---------------------------    ------------     ------         -----       ---------------  ---------------     ------------

Joseph Kliminski                   2005          $256,730       $70,038          $338,031         164,899       $231,973(3)
Chief Executive Officer            2004           250,000             0                 0               0        188,101
                                   2003           242,255        73,228                 0               0        212,140

Fred G. Kowal (4)                  2005          $125,481       $     0          $      0               0       $      0
President and Chief
   Operating Officer

Richard M. Bzdek                   2005          $168,566       $38,080          $169,016          81,582         $63,194(5)
Executive Vice President           2004           164,147             0                 0               0         44,290
   and Secretary                   2003           162,244        30,492                 0               0         46,498

Eric B. Heyer                      2005          $148,904       $32,318          $154,940          74,639       $ 46,747(6)
Senior Vice President,             2004           145,000             0                 0               0         32,617
   Treasurer and Chief             2003           139,615        50,322                 0               0         31,019
   Financial Officer

Catherine M. Bringuier             2005          $138,840       $28,716          $154,940          74,639       $ 45,143(7)
Senior Vice President and          2004           133,800        25,000                 0               0         30,329
   Chief Lending Officer           2003           123,269        45,478                 0               0         20,910

------------
(1) All compensation set forth in the table, other than awards under the 2005 Stock Option Plan, was paid by the Bank.
(2) Under the 2005 Restricted Stock Plan, shares of restricted stock were awarded during 2005 as follows: 49,990 shares to Mr. Kliminski, 24,995 shares to Mr. Bzdek, 22,912 shares to Mr. Heyer and 22,912 shares to Ms. Bringuier. As of September 30, 2005, no shares had vested and the value of the restricted shares held by each officer was as follows: Mr. Kliminski
     $548,100,  Mr.  Bzdek  $274,050,  Mr.  Heyer  $251,227  and  Ms.  Bringuier
     $251,227.
(3)  For 2005,  consists  of (i) an accrual of  $187,878  under Mr.  Kliminski's executive salary continuation agreement, (ii) an employer matching contribution to the 401(k) Plan for Mr. Kliminski of $6,259, (iii) an employer contribution to the Profit Sharing Plan for Mr. Kliminski of $15,933, and (iv) the award of shares under the ESOP valued at $21,903 based on the closing price on the date of award.
(4) Mr. Kowal's employment commenced in March 2005, thus information presented for him does not reflect a full year.
(5) For 2005, consists of (i) an accrual of $24,523 under Mr. Bzdek's executive salary continuation agreement, (ii) an employer matching contribution to the 401(k) Plan for Mr. Bzdek of $5,140, (iii) an employer contribution to the Profit Sharing Plan for Mr. Bzdek of $15,993, and (iv) the award of shares under the ESOP valued at $17,538 based on the closing price on the date of award.
(6) For 2005, consists of (i) an accrual of $12,273 under Mr. Heyer's executive salary continuation agreement, (ii) an employer matching contribution to the 401(k) Plan for Mr. Heyer of $4,609, (iii) an employer contribution to the Profit Sharing Plan for Mr. Heyer of $14,373, and (iv) the award of shares under the ESOP valued at $15,492 based on the closing price on the date of award.
(7)  For 2005,  consists  of (i) an  accrual of  $10,937  under Ms.  Bringuier's executive salary continuation agreement, (ii) an employer matching contribution to the 401(k) Plan for Ms. Bringuier of $4,324, (iii) an employer contribution to the Profit Sharing Plan for Ms. Bringuier of $15,437 and (iv) the award of shares under the ESOP valued at $14,445 based on the closing price on the date of award.

     The following table sets forth information concerning options granted under the 2005 Stock Option Plan during the year ended September 30, 2005.

                                         Option Grants in 2005 Fiscal Year

                                                Individual Grants
                             ---------------------------------------------------------
                                              Percent of
                                            Total Options
                              Number of       Granted to      Exercise
                               Options       Employees in       Price      Expiration           Grant Date
Name                           Granted       Fiscal Year      ($/Share)       Date           Present Value(1)
----                           -------       -----------      ---------       ----           ----------------
Joseph Kliminski              164,899            36%            6.80        1/20/15              $307,045
Richard M. Bzdek               81,582            18%            6.80        1/20/15              $151,905
Eric B. Heyer                  74,639            16%            6.80        1/20/15              $138,976
Catherine M. Bringuier         74,639            16%            6.80        1/20/15              $138,976

------------
(1) The dollar values listed in this column are based on the Black-Scholes option pricing model, using the following assumptions as of the grant date:
     (i) dividend yield of 0.00%; (ii) expected life of 5 years; (iii) expected stock price volatility of 22%; and (iv) risk-free interest rate of 3.67%.

     The following table sets forth information concerning options held as of September 30, 2005.

                 Aggregated Option Exercises in 2005 Fiscal Year and Fiscal Year End Option Values
                 ---------------------------------------------------------------------------------
                                                                                                Value of
                              Shares                         Number of Options            In-the-money Options
                            Acquired on      Value        at Fiscal Year-End (#)         at Fiscal Year-End ($)
Name                       Exercise (#)  Realized ($)    Exercisable/Unexercisable      Exercisable/Unexercisable
----                       ------------  ------------    -------------------------      -------------------------
Joseph Kliminski                 0            N/A                0/164,899                     0/$686,487
Richard M. Bzdek                 0            N/A                0/81,582                      0/$339,628
Eric B. Heyer                    0            N/A                0/74,639                      0/$310,720
Catherine M. Bringuier           0            N/A                0/74,639                      0/$310,720

     Employment Agreements. The Bank has entered into employment agreements with Mr. Kliminski, Mr. Kowal, Mr. Bzdek, Mr. Heyer and Ms. Bringuier. Mr. Kliminski's, Mr. Kowal's, Mr. Bzdek's. Mr. Heyer's and Ms. Bringuier's current base salaries are $258,750, $225,000, $169,892, $150,075, and $139,932,
respectively. Mr. Kliminski's and Mr. Kowal's employment agreements have a term of three years while Mr. Bzdek's, Mr. Heyer's and Ms. Bringuier's agreements have a term of two years. Each of the agreements provides for an annual one-year extension of the term of the agreement upon determination of the Board of Directors that the executive's performance has met the requirements and standards of the Board, so that the remaining term of the agreement continues to be three years, in the case of Mr. Kliminski and Mr. Kowal, and two years, in the case of Mr. Bzdek, Mr. Heyer and Ms. Bringuier. If the Bank terminates Mr. Kliminski or Mr. Kowal without "just cause" as defined in the agreement, they will be entitled to a continuation of their salary from the date of termination through the remaining term of their agreement, but in no event for a period of less than two years. If the Bank terminates Mr. Bzdek, Mr. Heyer or Ms. Bringuier without "just cause" as defined in the agreement, they will be entitled to a continuation of their salary from the date of termination through the remaining term of their agreement. Mr. Kliminski's and Mr. Kowal's employment agreements provide that if their employment is terminated without just cause within twenty-four months of a change in control, they will be paid an amount equal to 2.999 times their five-year average annual taxable cash compensation in either a lump sum or, at their option, in periodic payments over a three-year period or the remaining term of the agreement, whichever is less. Mr. Bzdek's, Mr. Heyer's and Ms. Bringuier's employment agreements provide that if their employment is terminated without just cause within twelve months of a change in control, they will be paid an amount equal to 2.0 times their five-year average annual taxable cash compensation in either a lump sum or, at their option, in periodic payments over a two-year period or the remaining term of the agreement, whichever is less. If change in control payments had been made under the agreements as of September 30, 2005, the payments would have equaled approximately $792,311, $674,775, $347,630, $285,919 and $260,667 to Mr. Kliminski, Mr. Kowal, Mr.
Bzdek, Mr. Heyer and Ms. Bringuier, respectively.

     Executive Salary Continuation Agreements. The Bank has implemented executive salary continuation agreements for the benefit of Officers Kliminski, Bzdek, Heyer and Bringuier. The executive salary continuation agreements will provide benefits at age 65 that would be comparable to approximately 50% of Mr. Kliminski's average base salary based upon the average of the three highest out of the last five years of employment, and 30% of average salary for Officers Bzdek, Heyer and Bringuier. The benefits will be paid in equal monthly installments until the death of the participant. If a participant terminates employment prior to age 65, then the retirement benefit equals the then accrued balance of the participant's liability reserve account, and the benefit is paid in equal monthly installments until the death of the participant. Upon disability, the participant will receive the then accrued balance of the participant's liability reserve account, and the benefit is payable either in a lump sum or in 180 monthly installments. Upon a change in control of the Bank, and the participant's termination, the participant will be deemed to reach age 65 and will receive full retirement benefits. As long as the agreement remains in effect, upon the death of a participant, the participant's beneficiary will be paid a death benefit under the terms of the Endorsement Method Split Dollar Life Insurance Agreement between the participant and the Bank.

     For fiscal 2005, we accrued $187,878 under Mr. Kliminski's executive salary continuation agreement, $24,253 under Mr. Bzdek's executive salary continuation agreement, $12,273 under Mr. Heyer's executive salary continuation agreement and $10,937 under Ms. Bringuier's executive salary continuation agreement. These accruals reflect the scheduled accruals under the plan in order for the retirement benefit provided by the plan to be fully accrued at the expected retirement date. The accrual for Mr. Kliminski is higher than that for the other officers due to the fewer number of months left to accrue the full retirement benefit that will be payable to Mr. Kliminski at his expected retirement date and also reflects a higher average base salary for Mr. Kliminski and a higher percentage of the base provided under the plan, 50% versus 30% for the other officers. When the plans were established for each officer, there were 78 months until the expected retirement date for Mr. Kliminski, compared to 196 months, 300 months and 298 months for Officers Bzdek, Heyer and Bringuier. The amounts required to accrue the present value of the retirement benefit provided for each individual are based upon assumptions for discount rate, salary projections and life expectancy. These assumptions are reviewed at least annually and provide the basis upon which monthly benefit accruals are recorded. These accruals are generally recorded in equal amounts from month to month with changes made to these amounts as required by assumption changes.

Compensation Committee Report On Executive Compensation

     The Compensation Committee (the "Committee") has furnished the following report on executive compensation:

     The Compensation Committee of the Company (the "Compensation Committee") consists only of independent directors. The members of the Compensation Committee also serve on the Compensation Committee of the Bank. The Compensation Committee, at the direction of the Board of Directors, has prepared the following report.

     The Compensation Committee is responsible for conducting periodic reviews of the executive compensation of senior executives, including the Chief Executive Officer ("CEO"). The Compensation Committee determines salary levels for senior executives and other officers and amounts of cash bonuses to be distributed to those individuals, if and as appropriate. The Compensation Committee also determines awards under the Company's stock option plan and a restricted stock program.

     This report is submitted by the Compensation Committee to the Board of Directors of the Company to summarize the Compensation Committee's involvement in the compensation decisions and policies adopted by the Bank and the Company for executive officers generally, and for the Chief Executive Officer, Joseph Kliminski, in particular, during the fiscal year ended September 30, 2005.

     General Policy. The executive compensation practices of the Company and the Bank are designed to reward and to provide an incentive for executives, based on the achievement of corporate and individual goals. Compensation levels for executives are established after considering measures that include, but are not limited to, financial performance of the Company and competitive labor market conditions. Furthermore, qualitative factors such as overall job performance, leadership, teamwork, and community involvement are considered in compensation deliberations. The Compensation Committee utilizes publicly available information to gather information related to compensation practices for executive officers of financial services companies with assets of between $300 million and $800 million located in New Jersey and in the surrounding states of New York and Pennsylvania within approximately 100 miles of Bloomfield, New Jersey. The Compensation Committee has complete access to all necessary Company personnel records, financial reports, and other data.

     Components of Compensation. In evaluating executive compensation, the Compensation Committee concentrates on three fundamental components: salary, incentive bonus compensation and retirement income opportunity.

     Salary levels for senior executives and other officers are reviewed by the Compensation Committee on an annual basis. Salary levels reflect an individual's job responsibilities, experience and performance and the Compensation Committee's analysis of competitive marketplace conditions.

     In the past, incentive bonuses based upon the Bank's Management Incentive Plan ("MIP") have been used to provide cash distributions to executives. MIP compensation considers a variety of factors relating to Company and individual performance in calculating incentive compensation. The specific criteria upon which each MIP participant's awards are based is determined by the Committee.
For the fiscal year ended September 30, 2005, the MIP provided bonuses to selected officers of the Bank based upon the Company's return on equity ("ROE") and other performance targets including net loan growth and net deposit growth.

     Another component of the executive compensation strategy of the Company and the Bank is the retirement income opportunity. Presently, such retirement income opportunity involves the Bank's 401K plan and the Bank's Employee Stock
Ownership Plan (the "ESOP"). In addition, senior officers of the Bank participate in a Salary Continuation Plan that provides additional retirement income to senior executives of the Bank who retire after attainment of age 65. Such benefit is comprised of a life annuity calculated as a percentage of the average base salary paid during the last three years of employment.

     In addition, during 2005 the Company added stock-based incentive programs as a further enhancement to our retirement income opportunity and long-term compensation strategy. Through the use of such stock-based incentive programs, executives may receive stock options and restricted stock awards that will offer them the possibility of future compensation opportunity depending on the executive's continued employment with the Company and the Bank and the long-term price appreciation of the Company's Common Stock.

     Committee Review of Executive Compensation. In making its recommendations regarding executive compensation during the quarter ending December 31, 2004, the Compensation Committee was influenced by several positive factors. Primary among these were the financial performance of the Company and steps taken by the Company in executing its five year business plan and the significant role of the Company's executive officers in bringing it about. Additional accomplishments, less measurable in quantitative form but of equal importance to the Company and the Bank, included advances in strategic direction, strengthened internal controls, and regulatory compliance.

     Based upon these performance factors, the Company's executive officers were awarded salary increases to be effective as of January 1, 2005.

     Compensation of the Chief Executive Officer. In assessing appropriate types and amounts of compensation for the CEO, the Board evaluates both corporate and individual performance. Corporate factors included in such evaluation are: return on average assets, the level of the efficiency ratio, and the market performance of the Common Stock. Individual factors include the CEO's initiative and implementation of successful business strategies; maintenance of an effective management team; and various personal qualities, including leadership, commitment, and professional and community standing.

     After reviewing the Company's 2004 results, as well as his individual contributions, the Compensation Committee concluded that the CEO, Joseph Kliminski, performed with exceptional skill and diligence in 2004. The Company generated earnings and business growth in accordance with the Company's budget and operating plans, and Mr. Kliminski deserves a large measure of the credit for this leadership role in the Company's accomplishments. The Compensation Committee believes that Mr. Kliminski has made significant contributions to the ongoing success of the Company and the Bank, and continues to set the stage for their continued success. Accordingly, Mr. Kliminski's salary was increased by $8,750 or 3.5% from $250,000 to $258,750 effective January 1, 2005.

     For the fiscal year ended September 30, 2004, Mr. Kliminski was awarded an MIP bonus of $70,038 paid in the quarter ended December 31, 2004. The performance criteria for awards under the MIP for Joseph Kliminski included the Company's ROE, net loan growth and net deposit growth. The percentage of Mr. Kliminski's fiscal 2004 MIP attributable to each of these factors were 11% for ROE, 26% for net loan growth and 63% for net deposit growth.

     For the fiscal year ended September 30, 2005, Mr. Kliminski was awarded an MIP bonus of $30,284 paid in the quarter ending December 31, 2005. The performance criteria for awards under the MIP for Joseph Kliminski included the Company's ROE, net loan growth and net deposit growth. The percentage of Mr. Kliminski's fiscal 2005 MIP attributable to each of these factors were 25% for ROE, 31% for net loan growth and 44% for net deposit growth.

     Report delivered by the Compensation Committee: Robert A. Gaccione, H. Joseph North, Stanley Obal, W. George Parker, Vincent S. Rospond and James H. Ward, III

Stock Performance Graph

         No performance graph is presented for the Company's common stock because it did not commence trading until October 6, 2005 upon completion of the second step conversion.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Bank during the year ended September 30, 2005 consisted of Directors Gaccione, North, Obal, Parker, Rospond and Ward. During the year ended September 30, 2005, the Company had no "interlocking" relationships in which (i) an executive officer of the Company served as a member of the compensation committee of another entity, one of whose executive officers served on the compensation committee of the Company; (ii) an executive officer of the Company served as a director of another entity, one of whose executive officers served on the compensation committee of the Company; and
(iii) an executive officer of the Company served as a member of the compensation committee of another entity, one of whose executive officers served as a director of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management. The following table sets forth, as of November 30, 2005, the ownership of American Bank of New Jersey's employee stock ownership plan and the ownership of our executive officers and directors, individually and as a group. Other than as set forth in the table, management knows of no person or group that owns more than 5% of the outstanding shares of common stock as of November 30, 2005. The business address of each owner shown below is 365 Broad Street, Bloomfield, New Jersey 07003.

                                                                     Percent of
                                                                      Shares of
Name and Address                                     Number of      Common Stock
of Beneficial Owner                                  Shares(1)       Outstanding
-------------------                                  ---------       -----------

American Bank of New Jersey Bank Employee Stock
Ownership Plan Trust (the "ESOP")                   1,133,571            8.00%

Robert A. Gaccione                                     59,791            0.42%
Joseph Kliminski                                      198,923            1.40%
Fred G. Kowal                                            0               0.00%
H. Joseph North                                        15,128            0.11%
Stanley Obal                                           37,036            0.26%
W. George Parker                                      209,021            1.47%
Vincent S. Rospond                                    155,607            1.10%
James H. Ward, III                                    209,616            1.48%
Richard M. Bzdek                                      137,465            0.97%
Eric B. Heyer                                          58,171            0.41%
Catherine M. Bringuier                                 48,414            0.34%
All directors and executive officers
     as a group (11 persons) (2)                    1,129,172            7.90%

 --------------------------
*    Less than 1%.
(1) Includes shares of common stock held directly as well as by spouses or minor children, in trust and other indirect ownership.
(2) Includes an aggregate of 120,808 shares underlying options and 36,657 shares of restricted stock that become exercisable or vested within 60 days of November 30, 2005. As of September 30, 2005, each non-employee director had 6,943 options becoming exercisable on January 20, 2006 and 2,083 shares of restricted stock vesting on January 20, 2006. As of September 30, 2005, Officers Kliminski, Bzdek, Heyer and Bringuier had 32,980, 16,316, 14,927 and 14,927 options and 9,997, 4,998, 4,582, and 4,582 shares of restricted stock, respectively, becoming exercisable or vested on January 20, 2006.
(3) These shares are held in a suspense account and are allocated among participants annually on the basis of compensation as the ESOP debt is repaid. As of November 30, 2005, 43,147 shares have been allocated to ESOP participants. The Board of Directors appointed all non-employee directors to serve as ESOP Trustees and as members of the ESOP Plan Committee. The ESOP Plan Committee directs the vote of all unallocated shares and shares allocated to participants for which timely voting directions are not received.

     (c) Changes in Control. Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

     (d) Securities Authorized for Issuance under Equity Compensation Plans. Set forth below is information as of September 30, 2005 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

                                           EQUITY COMPENSATION PLAN INFORMATION

                                                   (a)                     (b)                      (c)
                                                                                             Number of securities
                                          Number of securities      Weighted-average        remaining available for
                                              to be issued         exercise price of      future issuance under equity
                                            upon exercise of          outstanding             compensation plans
                                          outstanding options,     options, warrants         (excluding securities
                                           warrants and rights         and rights           reflected in column (a))
                                          --------------------     -----------------      ----------------------------

    Equity compensation plans
      approved by security holders:
         2005 Stock Option Plan                  694,313                 $6.80                         0
         2005 Restricted Stock Plan              208,293                     0                         0
    Equity compensation plans
      not approved by security
      holders:
         None
                                                     N/A                   N/A                       N/A
                                                 -------                 -----                       ---

         TOTAL                                   902,606                 $5.23                         0
                                                 =======                 =====                         =


Item 13. Certain Relationships and Related Transactions.

     Other than as disclosed below, no directors, officers or their immediate family members were engaged in transactions with American Bancorp of New Jersey, Inc., ASB Holding Company, American Bank of New Jersey or any subsidiary involving more than $60,000 (other than through a loan with the Bank) during either of the two years ended September 30, 2005.

     Director Vincent S. Rospond is the majority stockholder of the law firm of Rospond, Rospond & Conte, P.A., which serves as general counsel to American Bank of New Jersey and to which the Bank paid approximately $35,000 and $40,000 in legal fees during the years ended September 30, 2005 and 2004. In addition, the Bank engages this law firm in connection with residential loan closings, and fees paid by borrowers in loan closings handled by this law firm totaled approximately $30,000 and $48,000 during fiscal 2005 and 2004.

     Director Robert A. Gaccione is a senior partner of the law firm of Gaccione, Pomaco & Malanga, P.C. to which the Bank paid approximately $49,000 and $11,000 in legal fees during the years ended September 30, 2005 and 2004, respectively. In addition, the Bank engages this law firm in connection with commercial loan closings, and fees paid by borrowers in loan closings handled by this law firm totaled approximately $20,000 and $38,000 during fiscal 2005 and 2004, respectively.

     Management believes that the transactions described above were on terms at least as favorable to the Bank as it would have received in transactions with an unrelated party.

     The Bank makes loans to its officers, directors and employees in the ordinary course of business. The application fee is waived for mortgages to officers and employees on single-family owner-occupied homes or second homes. The Bank also reduces its application fee for mortgages on two-to-four family owner-occupied homes by the amount of the application fee for single family home mortgages and reduces its modification fee for one-to-four family owner-occupied home mortgages or second home mortgages by the amount of the application fee for single family home mortgages. Other than these application fee waivers and reductions to officers and employees, these loans are on substantially the same terms and conditions as those of comparable transactions prevailing at the time with other persons. These loans also do not include more than the normal risk of collectibility or present other unfavorable features.

Item 14. Principal Accounting Fees and Services.

     Effective July 30, 2002, the Securities and Exchange Act of 1934 was amended by the Sarbanes-Oxley Act of 2002 to require all auditing services and non-audit services provided by an issuer's independent auditor to be approved by the issuer's audit committee prior to such services being rendered or to be approved pursuant to pre-approval policies and procedures established by the issuer's audit committee. The Company's Audit Committee has not established pre-approval procedures and instead specifically approves each service prior to the engagement of the auditor for all audit and non-audit services.

     All of the services listed below for 2005 and 2004 were approved by the Audit Committee prior to the service being rendered. There were no services that were not recognized to be non-audit services at the time of engagement that were approved after the fact.

     Audit Fees. The aggregate fees billed by Crowe Chizek for professional services rendered for the audit of the Company's annual consolidated financial statements and review of the quarterly consolidated financial statements for the fiscal years ended September 30, 2005 and 2004 were $71,500 and $64,000, respectively.

     Audit Related Fees. The aggregate fees billed by Crowe Chizek for assurance and related services related to the Company's Annual Report on Form 10-K for the years ended September 30, 2005 and 2004 were $8,000 and $7,500, respectively.

     Tax Fees. The aggregate fees billed by Crowe Chizek for professional services rendered for tax preparation services for the years ended September 30, 2005 and 2004 were $10,250 and $9,000, respectively. Additional tax-related services billed by Crowe Chizek for the years ended September 30, 2005 and 2004 were $2,175 and $0 respectively. Such additional tax-related services consisted of billings for tax consultation services relating to the Company's change in tax year and related communications to tax authorities.

     All Other Fees. The aggregate fees billed by Crowe Chizek for professional services rendered for services or products other than those listed under the captions "Audit Fees," "Audit-Related Fees," and "Tax Fees" totaled $102,195 for the year ended September 30, 2005 and consisted of expenses related to the second-step conversion and stock offering completed in October 2005 and $13,625 for the year ended September 30, 2004, and consisted of expenses related to the minority stock offering completed in October 2003.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

     (a) Listed below are all financial statements and exhibits filed as part of this Form 10-K.

     1. The consolidated statements of financial condition as of September 30, 2005 and 2004 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the three years ended September 30, 2005, together with the related notes and the report of independent certified public accountants.

     2. The following exhibits are either included with this Form 10-K or incorporated herein by reference: (a) List of Exhibits:

          3(i)  Certificate of Incorporation  of American Bancorp of New Jersey,
                Inc.(1)
          3(ii) Bylaws of American Bancorp of New Jersey, Inc. (1)
          4     Specimen Stock Certificate of ASB Holding Company(1)
          10.1  Employment Agreement  between  American  Bank of New  Jersey and
                Joseph Kliminski(2)+
          10.2  Employment Agreement  between  American  Savings  Bank of NJ and
                Richard M. Bzdek(2)+
          10.3  Employment Agreement between American Savings Bank of NJ and
                Eric B. Heyer(2)+
          10.4  Form of Executive Salary Continuation Agreement(2)+
          10.5  Employment Agreement  between  ASB  Holding  Company  and Joseph
                Kliminski(3) +
          10.6  Employment Agreement between American Bank of New Jersey and
                Fred G. Kowal(4) +
          10.7  Employment Agreement  between  American  Bank of New  Jersey and
                Catherine M. Bringuier(1) +
          10.8  2005 Stock Option Plan(5)+
          10.9  2005 Restricted Stock Plan(5)+
          13    Portions of the 2005 Annual Report to Stockholders
          21    Subsidiaries
          31    Certification  Pursuant to Section 302 of the Sarbanes-Oxley Act
                of 2002
          32    Certification Pursuant to Section 906 of the  Sarbanes-Oxley Act
                of 2002

         ---------------
          (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-125957) filed with the SEC on June 20, 2005.

          (2) Incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-105472) of ASB Holding Company filed with the SEC on May 22, 2003.
          (3) Incorporated by reference to the Form 10-KSB (File No. 000-31789) of ASB Holding Company filed with the SEC on December 24, 2003.
          (4) Incorporated by reference to the Form 8-K (File No. 000-31789) of ASB Holding Company filed with the SEC on April 18, 2005.
          (5) Incorporated by reference to the definitive proxy statement (File No. 000-31789) of ASB Holding Company filed with the SEC on December 28, 2004.
          + Management or compensatory plan required to be filed as an exhibit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 27, 2005.

                                     AMERICAN BANCORP OF NEW JERSEY, INC.


                                     By:  /s/ Fred G. Kowal
                                          --------------------------------------
                                          Fred G. Kowal
                                          President and Chief Operating Officer
                                          (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 27, 2005.


/s/ W. George Parker                       /s/ Joseph Kliminski
------------------------------------       -------------------------------------
W. George Parker                           Joseph Kliminski
Chairman                                   Chief Executive Officer and Director
                                           (Principal Executive Officer)

/s/ Fred G. Kowal                          /s/ Eric B. Heyer
------------------------------------       -------------------------------------
Fred G. Kowal                              Eric B. Heyer
President, Chief Operating Officer         Senior Vice President, Treasurer and
and Director                               Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

/s/ H. Joseph North                        /s/ James H. Ward, III
------------------------------------       -------------------------------------
H. Joseph North                            James H. Ward, III
Director                                   Vice Chairman


/s/ Stanley Obal                           /s/ Robert Gaccione
------------------------------------       -------------------------------------
Stanley Obal                               Robert Gaccione
Director                                   Director


/s/ Vincent S. Rospond
------------------------------------
Vincent S. Rospond
Director