Form 10-Q
period 2005-12-30
AMERICAN BANCORP OF NEW JERSEY INC
filed 2006-02-14
CIK 1330039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________

Commission file number 000-1330039

AMERICAN BANCORP OF NEW JERSEY, INC.
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	55-0897507 (I.R.S. Employer Identification Number)
365 Broad Street, Bloomfield, New Jersey 07003 (Address of Principal Executive Offices) (973) 748-3600 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]       No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ X ]

As of February 10, 2006, there were 14,169,469 outstanding shares of the Registrant's Common Stock.

Next Page

AMERICAN BANCORP OF NEW JERSEY, INC.

Next Page

ITEM 1. FINANCIAL STATEMENTS

American Bancorp of New Jersey, Inc.
Statements of Financial Condition
(in thousands, except share data)
(unaudited)

	December 31, 2005	September 30, 2005
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 2,426	$ 2,622
Interest-bearing deposits	16,091	105,851
Federal funds sold	11,500	17,300
Total cash and cash equivalents	30,017	125,773

Securities available-for-sale	100,752	62,337
Securities held-to-maturity (fair value: December 31, 2005 - $12,243; September 30, 2005 - $7,694)	12,373	7,824
Loans, net	354,207	341,006
Loans held for sale	-	280
Premises and equipment	4,151	4,131
Federal Home Loan Bank stock, at cost	3,180	3,119
Cash surrender value of life insurance	8,508	7,512
Accrued interest receivable	1,812	1,468
Other assets	1,924	2,410
Total assets	$ 516,924	$ 555,860
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$ 24,375	$ 25,583
Interest-bearing	302,661	315,342
Total deposits	327,036	340,925
Stock subscriptions received	-	115,201
Advance payments by borrowers for taxes and insurance	2,327	2,443
Federal Home Loan Bank borrowings	53,719	53,734
Accrued interest payable and other liabilities	4,087	3,578
Common stock in ESOP subject to contingent repurchase obligation	-	473
Total liabilities	387,169	516,354

Stockholders' Equity
September 30, 2005 - preferred stock, $.10 par value, 5,000,000 shares authorized December 31, 2005 - preferred stock, $.10 par value, 10,000,000 shares authorized	-	-
September 30, 2005 - Common stock, $.10 par value, 20,000,000 shares authorized; 5,554,500 shares issued and outstanding
December 31, 2005 - Common stock, $.10 par value, 20,000,000 shares authorized; 14,169,469 shares issued and outstanding	1,417	555
Additional paid-in capital	113,621	17,242
Unearned ESOP shares	(8,887)	(1,064)
Unearned RSP shares	(1,107)	(1,212)
Retained earnings	25,557	25,417
Accumulated other comprehensive loss	(846)	(959)
Amount reclassified on ESOP shares	-	(473)
Total stockholders' equity	129,755	39,506
Total liabilities and stockholders' equity	$ 516,924	$ 555,860

See accompanying notes to unaudited consolidated financial statements

Next Page

American Bancorp of New Jersey, Inc.
Statements of Income
(in thousands, except share data)
(unaudited)

	Three Months Ended December 31,
	2005	2004
Interest and dividend income
Loan, including fees	$ 4,691	$ 4,137
Securities	777	739
Federal funds sold and other	623	28
Total interest income	6,091	4,904

Interest expense
NOW and money market	194	99
Savings	516	576
Certificates of deposit	1,346	809
Federal Home Loan Bank advances	656	696
Total interest expense	2,712	2,180
Net interest income	3,379	2,724

Provision for loan losses	86	41
Net interest income after provision for loan losses	3,293	2,683

Noninterest income
Deposit service fees and charges	182	174
Income from cash surrender value of life insurance	76	60
Gain on sale of loans	2	1
Loss on sales of securities available-for-sale	(271)	-
Other	37	12
Total noninterest income	26	247

Noninterest expense
Salaries and employee benefits	1,397	1,210
Occupancy and equipment	198	205
Data processing	159	146
Advertising	51	64
Professional & Consulting	119	67
Legal	85	75
Other	236	190
Total noninterest expense	2,245	1,957
Income before provision for income taxes	1,074	973

Provision for income taxes	411	363
Net income	$ 663	$ 610
Comprehensive income	$ 776	$ 610
Earnings per share:
Basic	$ 0.05	$ 0.04
Diluted	$ 0.05	$ 0.04

See accompanying notes to unaudited consolidated financial statements

Next Page

American Bancorp of New Jersey, Inc.
Statements of Stockholders' Equity
Three months ended December 31, 2004
(in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Amount Reclassified On ESOP Shares	Total Equity	Comprehensive Income (Loss)
Balance at September 30, 2004	$ 555	$ 15,687	$ (1,200)	$ 24,806	$ (482)	$ (52)	$ 39,314
ESOP shares earned	-	20	36	-	-	-	56
ESOP dividend proceeds	-	100	-	-	-	-	100
Cash dividends paid - $0.75 per share	-	-	-	(1,250)	-	-	(1,250)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	-	-	-	-	-	(252)	(252)

Comprehensive income
Net income	-	-	-	610	-	-	610
Change in unrealized gain on securities available-for- sale, net of taxes	-	-	-	-	-	-	-
Total comprehensive income	-	-	-	-	-	-	-	$ 610
Balance at December 31, 2004	$ 555	$ 15,807	$ (1,164)	$ 24,166	$ (482)	$ (304)	$ 38,578

See accompanying notes to unaudited consolidated financial statements

Next Page

American Bancorp of New Jersey, Inc.
Statements of Stockholders' Equity
Three months ended December 31, 2005
(in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned RSP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Amount Reclassified On ESOP Shares	Total Equity	Comprehensive Income (Loss)
Balance at September 30, 2005	$ 555	$ 17,242	$ (1,064)	$ (1,212)	$ 25,417	$ (959)	$ (473)	$ 39,506
Issuance and exchange of common stock, net of issuance costs	862	96,661	(7,935)	-	-	-	-	89,588
MHC capital infusion from merger	-	98	-	-	-	-	-	98
RSP share purchases	-	(420)	-	-	-	-	-	(420)

RSP shares earned	-	-	-	62	-	-	-	62
RSP share forfeited	-	(43)	-	43	-	-	-	-
Stock options earned	-	63	-	-	-	-	-	63
ESOP shares earned	-	20	112	-	-	-	-	132
Cash dividends paid - $0.04 per share	-	-	-	-	(523)	-	-	(523)
Reclassification due to change in elimination of repurchase obligation	-	-	-	-	-	-	473	473

Comprehensive income
Net income	-	-	-	-	663	-	-	663
Change in unrealized gain on securities available-for- sale, net of taxes	-	-	-	-	-	113	-	113
Total comprehensive income	-	-	-	-	-	-	-	-	$ 776

Balance at December 31, 2005	$ 1,417	$ 113,621	$ (8,887)	$ (1,107)	$ 25,557	$ (846)	-	$ 129,755

See accompanying notes to unaudited consolidated financial statements

Next Page

American Bancorp of New Jersey, Inc.
Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2005	2004
Cash flows from operating activities
Net income	$ 663	$ 610
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	353	91
Net amortization of premiums and discounts	8	35
Losses on sales of securities available-for-sale	271	-
ESOP compensation expense	132	156
RSP compensation expense	62	-
SOP compensation expense	63	-
Provision for loan losses	86	41
Increase in cash surrender value of life insurance	(76)	(60)
Gain on sale of loans	(2)	(1)
Proceeds from sales of loans	1,120	141
Origination of loans held for sale	(838)	(140)
Decrease (increase) in accrued interest receivable	(344)	(28)
Decrease (increase) in other assets	478	191
Change in deferred income taxes	(72)	(48)
Increase (decrease) in other liabilities	509	319
Net cash from operating activities	2,413	1,307

Cash flows from investing activities
Net increase in loans receivable	(13,287)	(9,553)
Purchases of securities held-to-maturity	(4,935)	(6,227)
Principal paydowns on securities held-to-maturity	382	194
Purchases of securities available-for-sale	(52,606)	-
Sales of securities available-for-sale	9,750	-
Calls of securities available-for-sale	-	2,000
Principal paydowns on securities available-for-salef	4,359	5,623
Purchase of Federal Home Loan Bank stock	(61)	(984)
Redemption of Federal Home Loan Bank stock	-	500
Purchase of bank-owned life insurance	(920)	(1,000)
Purchase of premises and equipment	(373)	(108)
Net cash from investing activities	(57,691)	(9,555)

Cash from financing activities
Net increase (decrease) in deposits	(13,889)	6,190
Net change in advance payments by borrowers for taxes and insurance	(116)	(61)
Repayment of Federal Home Loan Bank of New York advances	(15)	(1,014)
Net change in Federal Home Loan Bank of New York OLOC	-	1,600
Net proceeds from stock issuance	89,588	-
MHC capital infusion	98	-
RSP share purchases	(420)	-
Cash dividends paid	(523)	(1,250)
Stock subscriptions refunded or applied	(115,201)	-
Net cash from financing activities	(40,478)	5,465
Net change in cash and cash equivalents	(95,756)	(2,783)

Cash and cash equivalents at beginning of period	125,773	8,034
Cash and cash equivalents at end of period	$ 30,017	$ 5,251

(Continued)

Next Page

American Bancorp of New Jersey, Inc.
Statements of Cash Flows
(in thousands)
(unaudited)
	Three Months Ended December 31,
	2005	2004
Supplemental cash flow information:
Cash paid during the period for
Interest	$ 2,702	$ 2,177
Income taxes, net of refunds	-	48
Supplemental disclosures of non-cash financing transaction: Transfer of stock subscriptions received and deposits to capital	89,588	-

Next Page

American Bancorp of New Jersey, Inc.
Notes to Unaudited Financial Statements
(in thousands)

Note 1 - Basis of Presentation

          American Bancorp of New Jersey, Inc. (the "Company") is a New Jersey chartered corporation organized in May 2005 that was formed for the purpose of acquiring all of the capital stock of American Bank of New Jersey (the "Bank"), which was previously owned by ASB Holding Company ("ASBH"). ASBH was a federally chartered corporation organized in June 2003 that was formed for the purpose of acquiring all of the capital stock of American Bank of New Jersey, which was previously owned by American Savings, MHC (the "MHC"), a federally chartered mutual holding company. The Bank had previously converted from a mutual to a stock savings bank in a mutual holding company reorganization in 1999 in which no stock was sold to any person other than the MHC.

          On October 3, 2003, ASBH completed a minority stock offering and sold 1,666,350 shares of common stock in a subscription offering at $10 per share and received proceeds of $16,060,000 net of offering costs of $603,000. See Note 2 Minority Offering for further discussion.

          After the sale of the stock in the minority offering, the MHC held 70%, or 3,888,150 shares, of the outstanding stock of ASBH, with the remaining 30% or, 1,666,350 shares held by persons other than the MHC. ASBH held 100% of the Bank's outstanding common stock.

          On October 5, 2005, the Company completed a second step conversion at which time ASB Holding Company ceased to exist and American Bancorp of New Jersey, Inc. became the new holding company for the Bank. The Company currently holds 100% of the outstanding stock of American Bank of New Jersey. See Note 3 Second Step Conversion for further discussion.

          The accompanying unaudited consolidated financial statements include the accounts of American Bancorp of New Jersey, Inc. and its wholly owned subsidiaries, American Bank of New Jersey and ASB Investment Corp. (the "Investment Corp.") as of December 31, 2005 and for the three months ended December 31, 2005. The unaudited consolidated financial statements as of September 30, 2005 and the three months ended December 31, 2004 are those of ASB Holding Company, the Company's predecessor. Significant intercompany accounts and transactions have been eliminated in consolidation. References in this Quarterly Report on Form 10-Q to the Company generally refer to the Company and the Bank, unless the context indicates otherwise. References to "we", "us", or "our" refer to the Bank or Company, or both, as the context indicates.

          The primary business of the Company is the ownership of the Bank and the Investment Corp. The Bank provides a full range of banking services to individual and corporate customers in New Jersey. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. The Investment Corp. was organized for the purpose of selling insurance and investment products, including annuities, to customers of the Bank and the general public, with initial activities limited to the sale of fixed rate annuities. The Investment Corp. has had limited activity to date.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim statements should be read

Next Page

in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K. The September 30, 2005 balance sheet presented herein has been derived from the audited financial statements included in the consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

          To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, prepayment speeds on mortgage -backed securities, and status of contingencies are particularly subject to change.

          Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ended September 30, 2006. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

          The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year or any other period.

Note 2 - Minority Offering

          On October 3, 2003, ASB Holding Company, the predecessor of American Bancorp of New Jersey, Inc., completed a minority stock offering and sold 1,666,350 shares of common stock in a subscription offering at $10 per share and received proceeds of $16,060,000 net of offering costs of $603,000. ASBH contributed $9,616,000 or approximately 60% of the net proceeds to the Bank in the form of a capital contribution. ASBH loaned $1,333,000 to the Bank's employee stock ownership plan and the ESOP used those funds to acquire 133,000 shares of common stock at $10 per share.

          After the sale of the stock, the MHC held 70%, or 3,888,150 shares, of the outstanding stock of ASBH with the remaining 30% or, 1,666,350 shares, held by persons other than the MHC. ASBH held 100% of the Bank's outstanding common stock.

Note 3 - Second Step Conversion

          On October 5, 2005, the Company completed a second step conversion in which the 3,888,150 shares of ASB Holding Company held by American Savings, MHC were converted and sold in a subscription offering. Through this transaction, ASB Holding company ceased to exist and was supplanted by American Bancorp of New Jersey as the holding company for the Bank. A total of 9,918,750 shares of common stock were sold in the offering at $10 per share through which the Company received proceeds of $97,524,302 net of offering costs of $1,663,198. The Company contributed $48,762,151 or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $7,935,000 to the Bank's employee stock ownership plan and the ESOP used those funds to acquire 793,500 shares of common stock at $10 per share.

          As part of the conversion, the 1,666,350 outstanding shares of ASB Holding Company were each exchanged for 2.55102 of the Company's shares. This exchange resulted in an additional 4,250,719 shares of American Bancorp of New Jersey, Inc. being issued for a total of 14,169,469 outstanding shares.

Next Page

          The Company had stock subscriptions received totaling $115,201,806 at September 30, 2005 pending completion of the conversion and stock offering. At the time of closing on October 5, 2005, approximately $91,252,500, less offering expenses, became capital of the Company with the remainder being returned on oversubscriptions. The following table summarizes the pro forma impact of the conversion and stock offering results on the Company's September 30, 2005 balance sheet.

Actual and Pro Forma Summary Consolidated Statement of Financial Condition
September 30, 2005

	Actual	Pro Forma
ASSETS
Cash and cash equivalents(1)	$ 125,773	$ 92,166
Securities available-for-sale	62,337	62,337
Securities held-to-maturity	7,824	7,824
Loans held for sale	280	280
Loans receivable, net of allowance for loan losses	341,006	341,006
Premises and equipment	4,131	4,131
Federal Home Loan Bank stock, at cost	3,119	3,119
Cash surrender value of life insurance	7,512	7,512
Accrued interest receivable	1,468	1,468
Other assets	2,410	1,797
Total assets	$ 555,860	$ 521,640
LIABILITIES AND EQUITY
Deposits(2)	340,925	331,167
Stock subscriptions received(3)	115,201	-
Advance payments by borrowers for taxes and insurance	2,443	2,443
Federal Home Loan Bank advances	53,734	53,734
Accrued expenses and other liabilities	3,578	4,629
Common stock in ESOP subject to contingent repurchase obligation(6)	473	-
Total liabilities	516,354	391,973

Equity
Common stock and additional paid in capital(4)	17,797	115,420
Unearned ESOP shares(5)	(1,064)	(8,999)
Unearned RSP shares	(1,212)	(1,212)
Retained earnings	25,417	25,417
Accumulated other comprehensive loss	(959)	(959)
Amount reclassified on ESOP shares(6)	(473)	-
Total equity	39,506	129,667
Total liabilities and equity	$ 555,860	$ 521,640

(1)	Pro forma balance reflects reduction of cash for funding the return of approximately $33.7 million in oversubscriptions.
(2)	Pro forma balance reflects approximately $9.8 million of deposit balances withdrawn to purchase shares in the stock offering.
(3)	Pro forma balance reflects refund of $33.7 million of oversubscriptions plus the utilization of $81.5 million of subscriptions to purchase shares in the stock offering.
(4)	Pro forma balance reflects additional capital from deposits, subscriptions and ESOP purchases of $9.8 million, $81.5 million and $7.9 million, respectively. An additional $99,000 of capital was received through the merger of American Savings, MHC into the Bank. These additions to capital were offset by stock offering expenses of approximately $1.6 million.
(5)	Pro forma balance reflects the addition of $7.9 million of unearned shares purchased by the ESOP during the stock offering.
(6)	Pro forma balance reflects the elimination of ESOP contingent repurchase obligation of $473,000.

Next Page

Note 4 - Earnings Per Share (EPS)

          Amounts reported as basic earnings per share of common stock reflect earnings available to common stockholders for the period divided by the weighted average number of common shares outstanding during the period less unearned ESOP shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing income by the weighted-average number of shares outstanding for the period plus common-equivalent shares computed using the treasury stock method.

          The factors used in the earnings per share computation follow.

	Three Months Ended December 31,
	2005	2004
	(Dollars in thousands except share data)
Basic
Net income	$ 663	$ 610

Weighted average common shares outstanding	13,178,033	13,867,880

Basic earnings per common share	$ 0.05	$ 0.04
Diluted
Net income	$ 663	$ 610

Weighted average common shares outstanding for basic earnings per common share	13,178,033	13,867,880

Add: Dilutive effects of assumed exercises of stock options	189,983	-

Add: Dilutive effects of full vesting of stock awards	33,045	-
Average shares and dilutive potential common shares	13,401,061	13,867,880
Diluted earnings per common share	$ 0.05	$ 0.04

Note 5 - Employee Stock Ownership Plan

          As part of the minority stock offering, the Bank established an ESOP for the benefit of substantially all employees. The ESOP borrowed $1,333,080 from ASBH and used those funds to acquire 133,308 shares of ASBH stock at $10 per share. As part of the second step conversion, the ESOP borrowed $7,935,000 from the Company to acquire an additional 793,500 shares of the Company's stock at $10 per share. At the time of the closing of the second step conversion, the unpaid balance of the first ESOP borrowing of approximately $1,064,000 was combined with the balance of the second ESOP borrowing resulting in a total ESOP borrowing obligation of approximately $8,999,000 to the Company. Additionally, each of the 133,308 ASBH shares held by the ESOP from the minority offering were exchanged for 2.55102 shares of the Company.

Next Page

          Shares issued to the ESOP are allocated to ESOP participants based on principal and interest repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP's assets. Principal and interest payments are scheduled to occur over a twenty-year period.

          At December 31, 2005, the ESOP held 1,133,571 shares of the Company's common stock and 81,933 of these shares had been allocated to the accounts maintained for participants. Participants become eligible to receive payment of the vested benefits under the plan upon retirement, disability or termination of employment. Participants who elect to receive their benefit payments in the form of American Bancorp of New Jersey, Inc. common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is paid and the second purchase period begins on the first anniversary of the payment date. At September 30, 2005, this contingent repurchase obligation is reflected in the Company's financial statements as "Common stock in ESOP subject to contingent repurchase obligation" and reduces stockholder's equity by an amount that represents the fair value of all the shares of Company common stock held by the ESOP, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At September 30, 2005, this contingent repurchase obligation reduced stockholders' equity by $473,000. On October 5, 2005, the Company completed its second step offering (as discussed in Note 3 to the consolidated financial statements). On October 6, 2005, the Company began trading on Nasdaq which is considered to be an established market under ERISA regulations. As a result, effective October 6, 2005, the Company is no longer required to establish a liability to reflect this repurchase obligation. Consequently, at December 31, 2005, this contingent repurchase obligation was no longer recorded as a reduction of stockholder's equity.

Note 6 - Other Stock-Based Compensation

          At the annual meeting held on January 20, 2005, stockholders of ASBH approved the ASB Holding Company 2005 Stock Option Plan ("SOP") and the American Bank of New Jersey 2005 Restricted Stock Plan ("RSP"). 272,171 shares of common stock were made available under the 2005 Stock Option Plan. On January 20, 2005, options to purchase 259,923 shares were awarded with the remaining 12,248 shares awarded on May 6, 2005. In addition, 81,651 shares of common stock were made available under the 2005 Restricted Stock Plan. On January 20, 2005, 76,752 shares of restricted stock were awarded with the remaining 4,899 shares awarded on May 6, 2005.

          As of the closing of the Company's second step conversion on October 5, 2005, each of the ASBH shares included in the 2005 Restricted Stock Plan and 2005 Stock Option Plan were exchanged for 2.55102 shares of American Bancorp of New Jersey, Inc. Consequently, awarded shares under the 2005 Restricted Stock Plan and 2005 Stock Option Plan totaled 208,293 and 694,314, respectively, at that time.

          Shares of common stock issuable pursuant to outstanding options under the 2005 Stock Option Plan are considered outstanding for purposes of calculating earnings per share on a diluted basis. The Financial Accounting Standards Board has announced a change in the required accounting methods applicable to stock options that became effective during the quarter ended December 31, 2005. Under such accounting requirements, the Company is now required to recognize compensation expense related to stock options outstanding based upon the fair value of such awards at the date of grant over the period that such awards are earned. For the quarter ended December 31, 2005, the Company recognized approximately $63,000 of compensation expense relating to the 2005 Stock Option Plan. The Company recognized approximately $9,000 of income tax benefit resulting from this expense for that period.

Next Page

          For accounting purposes, the Company continues to recognize compensation expense for shares of common stock awarded under the 2005 Restricted Stock Plan over the vesting period at the fair market value of the shares on the date they are awarded. For the quarter ended December 31, 2005, the Company recognized approximately $85,000 of compensation expense relating to the 2005 Restricted Stock Plan. The Company recognized approximately $34,000 of income tax benefit resulting from this expense for that period.

          During the quarter ended December 31, 2005, 6,249 RSP shares and 19,094 SOP options that had been previously awarded were forfeited by a participant due to the participant's discontinued employment by the Bank. The Company reversed approximately $6,400 of accrued RSP compensation expense in the quarter ended December 31, 2005 resulting from that forfeiture. The Company may consider awarding such shares and options at a later date.

          As of December 31, 2005, there were approximately $1.0 million and $1,1 million, respectively of total unrecognized compensation costs related to nonvested stock options and nonvested restricted stock plan shares. Those costs are expected to be recognized over a weighted-average period of 4.3 years.

          For the fiscal year ended September 30, 2005, employee compensation expense under stock options was reported using the intrinsic value method. No stock-based compensation cost was reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. For the comparative quarter ended December 31, 2004, no options had yet been granted by the Company. Consequently, the pro forma impact on earnings and earnings per share is not disclosed. Future reports will illustrate the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation for the fiscal 2005 periods presented.

          The fair value of options granted and actual effects are computed using the Black-Scholes option pricing model, using the following weighted-average assumptions as of the grant dates.

	January 20, 2005	May 6, 2005
Options Awarded
Risk free interest rate	3.67%	3.95%

Expected option life	5.0	5.0

Expected stock price volatility	22.00%	22.00%

Dividend yield	0.00%	0.00%

Weighted average fair value of options granted during year	$ 4.75	$ 5.00

Next Page

          A summary of the activity in the Company's stock option plan for the quarter ended December 31, 2005 is as follows.

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	694,314	$ 6.81
Granted	-	-
Exercised	-	-
Forfeited or expired	(19,094)	$ 6.80
Outstanding at end of period	675,220	$ 6.81
Options exercisable at period end	-	-
Weighted average remaining contractual life		9.3 years

          A summary of the status of the Company's nonvested restricted stock plan shares as of December 31, 2005 and changes during the quarter ended December 31, 2005 are as follows.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	208,293	$ 6.81
Granted	-	-
Vested	-	-
Forfeited or expired	(6,249)	$ 6.80
Nonvested at end of period	202,044	$ 6.81

Next Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

Forward-Looking Statements

          This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 as amended and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operations and future prospects of the Company and its wholly-owned subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; and demand for financial services in the Company's market area. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

Critical Accounting Policies

          Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The following is a description of our critical accounting policy and an explanation of the methods and assumptions underlying its application.

ALLOWANCE FOR LOAN LOSSES

          Our policy with respect to the methodologies used to determine the allowance for loan losses is our most critical accounting policy. This policy is important to the presentation of our financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

          In evaluating the level of the allowance for loan losses, management considers the Company's historical loss experience as well as various "environmental factors" including the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Large balance and/or more complex loans, such as multi-family and commercial real estate loans, are evaluated individually for impairment. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change.

          Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to

Next Page

recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2005 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonable to estimate.

          Application of the Bank's loan loss methodology outlined above results, in part, in historical and environmental loss factors being applied to the outstanding balance of homogeneous groups of loans to estimate probable credit losses. For example, as a result of recent loan growth, a large part of the Bank's loan portfolio is considered "unseasoned," meaning the loans were originated less than three years ago. Generally, unseasoned loans demonstrate a greater risk of credit losses than their seasoned counterparts. Moreover, in many cases, these unseasoned loans are obligations of borrowers with whom the Bank has had no prior payment experience. These risks are considered in the environmental factors used in the Bank's loss provision calculations as described above. Both historical and environmental loss factors are reviewed and updated quarterly as part of management's assessment of the allowance for loan losses.

          Changes to environmental factors used in the Bank's loss provision calculations generally reflect the Company's strategic focus on commercial real estate and construction lending. Environmental factors applied to the outstanding balance of construction and commercial mortgages reflect increased balances of unseasoned loans and concerns about potentially inflated real estate values. However, the impact of these increases has been partially offset by reductions in environmental factors attributable to the experience, ability and depth of lending management and staff both of which were enhanced during the prior fiscal year.

          Notwithstanding these changes, management generally expects provisions for loan losses to increase as a result of the net growth in loans called for in the Company's business plan. Specifically, our business strategy calls for increased strategic emphasis in commercial real estate and business lending. The loss factors used in the Bank's loan loss calculations are generally higher for such loans compared with those applied to one-to-four family mortgage loans. Consequently, future net growth in commercial real estate and business loans may result in required loss provisions that exceed those recorded in prior years when comparatively greater strategic emphasis had been placed on growing the 1-4 family mortgage loan portfolio.

Executive Summary

          The Company's results of operations depend primarily on its net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. It is a function of the average balances of loans and investments versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and investments and the cost of those deposits and borrowed funds. Our interest-earning assets consist primarily of residential mortgage loans, multi-family and commercial real estate mortgage loans, residential mortgage-related securities and U.S. Agency debentures. Interest-bearing liabilities consist primarily of retail deposits and borrowings from the Federal Home Loan Bank of New York.

          During the Company's fiscal year ended September 30, 2004, the general level of market interest rates increased from the historical lows of the prior periods. Such increases slowed the pace of loan refinancing thereby reducing the rate at which the Company's earning assets prepaid. Slowing prepayments resulted in a corresponding reduction in the amortization of deferred costs and premiums thereby increasing the Company's earning asset yields. The Company's cost of interest-bearing liabilities lagged the upward movement in current market interest rates. After decreasing for thirteen consecutive quarters, the Company's cost of interest-bearing liabilities remained unchanged for the quarters ended March 31, 2004 and June 30, 2004 before increasing modestly in the final quarter of the fiscal year ended September 30, 2004. As a result, the Company reported a 16 basis point improvement in its net interest margin to 2.60% for the year ended September 30, 2004 from 2.44% for the year ended September 30, 2003.

Next Page

          Through the first half of fiscal 2005, the Company continued to realize improvements in its net interest margin as increases in earning asset yields continued to outpace those of its interest bearing-liabilities. However, that trend reversed in the latter half of 2005 when upward pressure on the Company's cost of deposits resulted in an increase in the Company's cost of interest-bearing liabilities greater than the increase in the yield of its interest-earning assets. For the year ended September 30, 2005, the Company experienced a 16 basis point increase in its yield on earning assets to 4.84% from 4.68% for year ended September 30, 2004. This increase was attributable to a 22 basis point increase in the yield on investment securities and a 207 basis point increase in the yield on interest-bearing deposits and other earning assets. These increases were offset by a 7 basis point decline in the yield on loans. Offsetting this overall improvement in earning asset yields was a 15 basis point increase in the cost of interest-bearing liabilities to 2.56% from 2.41%. This increase resulted, in part, from a 26 basis point increase in the cost of interest-bearing deposits. This increase was offset by an 18 basis point decrease in the cost of borrowings resulting primarily from increased utilization of overnight borrowings. In total, the Company's net interest margin remained unchanged at 2.60% for fiscal 2005 and fiscal 2004.

          During the first quarter of fiscal 2006, the Company's net interest spread declined to 1.87% in comparison to 2.28% for fiscal 2005 as increases in the Company's cost of interest bearing liabilities continued to outpace the increase in the Company's yield on earning assets. This decline was attributable, in part, to the Company maintaining a high average balance of short term, liquid assets during the quarter. These balances resulted from the initial receipt of capital from the Company's second step conversion which were deployed into higher yielding investment securities throughout the quarter. Additionally, continued upward pressure on the cost of retail deposits resulted in increases in interest expense which outpaced the increase in interest income resulting from improved yields on loans. The average cost of interest bearing deposits increased 51 basis points from 2.16% for fiscal 2005 to 2.67% for the quarter ended December 31, 2005. For the same comparative periods, yield on loans increased 5 basis points from 5.32% to 5.37%.

          The factors resulting in the compression of the Company's net interest spread also impacted the Company's net interest margin. However, the effects of that compression were more than offset by the impact of the additional capital raised in the Company's second-step conversion. As a result, the Company's net interest margin increased 11 basis points from 2.60% for fiscal 2005 to 2.71% for the quarter ended December 31, 2005.

          Our results of operations are also affected by our provision for loan losses. Provisions for specific nonperforming assets and historical losses based on net charge-offs continue to be nominal due to a history of low charge-offs and the relative stability of nonperforming asset balances. Non-performing loans as a percentage of total assets have increased modestly to 0.24% of total assets at December 31, 2005 from 0.21% of total assets at September 30, 2005. However, management did not perceive this increase in nonperforming assets to require additional loan loss provisions. Consequently, loan loss provisions in the current year continue to be made primarily in connection with the overall growth in portfolio loans.

          Our results of operations also depend on our noninterest income and noninterest expense. Noninterest income includes deposit service fees and charges, income on the cash surrender value of life insurance, gains on sales of loans and securities, gains on sales of other real estate owned and loan related fees and charges. Excluding gains and losses on sale of assets, annualized noninterest income as a percentage of average assets totaled 0.23% for the quarter ended December 31, 2005 - a reduction of 4 basis points from 0.27% from fiscal 2005. This decrease is primarily attributable to overall growth in average earning assets outpacing that of fee income from deposits and loans. Such growth resulted from the closing of the Company's second step conversion.

Next Page

          Gains and losses on sale of assets, excluded in the comparison above, typically result from the Company selling long term, fixed rate mortgage loan originations into the secondary market for interest rate risk management purposes. Demand for such loans typically fluctuates with market interest rates. As interest rates rise, market demand for long term, fixed rate mortgage loans diminishes in favor of hybrid ARMs which the Company retains in the portfolio rather than selling into the secondary market. Consequently, the gains and losses on sale of loans reported by the Company will fluctuate with market conditions. Additionally, such gains and losses may also reflect the impact of infrequent investment security sales for asset/liability management purposes.

          Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses and other general and administrative expenses. Generally, certain operating costs have increased since the Company's first public offering in the beginning of fiscal 2004. Operating as a public entity resulted in comparatively higher legal, accounting and compliance costs throughout fiscal 2004 and fiscal 2005 than had been recorded in earlier years. This trend is expected to continue as the Company incurs additional compliance costs associated with the Sarbanes-Oxley Act of 2002. Additionally, the Company is recording higher employee compensation and benefit expense than it had in the years preceding its stock offerings. Much of this increase is attributable to the implementation of the ESOP benefit that did not exist prior to fiscal 2004. More recently, benefit costs have increased as the Company implemented the restricted stock and stock option plans.

          Noninterest expense as a percentage of average assets totaled 1.74% for the quarter ended December 31, 2005, a decrease of 28 basis points from 2.02% for fiscal 2005. As noted above, this decrease was largely attributable to the overall growth in average earning assets which outpaced growth in noninterest expenses.

          Notwithstanding the improvements in the noninterest expense ratio note above, management expects occupancy and equipment expense to increase in future periods as we implement our de novo branching strategy to expand our branch office network. Our current plan is to open up to five de novo branches over approximately the next three years. As discussed in our financial statements, we have identified three specific sites for de novo branches while we continue to evaluate and pursue additional retail branching opportunities. Costs for land purchase and branch construction will impact earnings going forward. The expenses associated with opening new offices, in addition to the personnel and operating costs that we will have once these offices are open, will significantly increase noninterest expenses.

          The Company also expects compensation and occupancy expense to increase in future periods as additional lending staff is added to support the Bank's loan growth and diversification strategies. Implementation of these strategies will likely result in the need to augment the office space available for our lending and administrative operations in order to add the personnel called for by our growth plans.

          Finally, management expects the ongoing costs associated with the Sarbanes-Oxley Act of 2002 to also grow as outsourced providers of internal audit and other related services are utilized to augment management's compliance efforts.

          In total, our return on average assets increased 5 basis points to 0.51% for the quarter ended December 31, 2005 from 0.46% for fiscal 2005 while return on average equity decreased 318 basis points to 2.12% from 5.30% for the same comparative periods. The reduction in return on average equity reflects the increase in shareholder's equity resulting from the closing of the Company's second step conversion during the quarter ended December 31, 2005.

Next Page

          Our net interest margin may be adversely affected in either a rising or falling rate environment. A decrease in interest rates could trigger another wave of loan refinancing that could result in the margin compression previously experienced. Conversely, further increases in interest rates from current levels could trigger increases in the Bank's cost of interest-bearing liabilities that continue to outpace its yield on earning assets causing further net interest spread compression. Such compression occurred during the quarter ended December 31, 2005 when our net interest spread shrank 27 basis point to 1.87% from 2.14% for the preceding quarter ended September 30, 2005. As noted earlier, this decline was attributable, in part, to the Company maintaining a high average balance of short term, liquid assets during the quarter. These balances resulted from the initial receipt of capital proceeds from the Company's second step conversion which were deployed into higher yielding investment securities throughout the quarter. Higher average balances of short term liquid assets limited the increase in the yield on earning assets to 3 basis points from 4.85% for the quarter ended September 2005 to 4.88% for the quarter ended December 2005 quarter.

          The increase in yield on earning assets was offset by a 29 basis point increase in the cost of interest-bearing liabilities from 2.71% for the quarter ended September 2005 to 3.00% for the quarter ended December 2005 quarter. This increased cost was attributable, in part, to the outflow of $115.2 million of subscriptions on which the Company had paid a passbook savings rate of interest while such funds were held during the second step conversion subscription period. Additionally, the Company's cost of retail deposits continues to be subject to significant upward pressure due to highly competitive market pricing for deposits.

          The risk of disintermediation of our deposits into higher cost accounts continues to be noteworthy given the Bank's substantial net growth in non-maturity deposits during the prior three years. Like many banks, we were successful in growing deposits while interest rates decreased to their historical lows. However, our ability to retain such deposits at a reasonable cost, while a highly competitive marketplace adjusts its pricing strategies to an environment of rising interest rates, continues to be rigorously tested.

          Finally, our results of operations may also be affected significantly by other economic and competitive conditions in our market area as well as changes in applicable laws, regulations or governmental policies. Furthermore, because our lending activity is concentrated in loans secured by real estate located in northern New Jersey, downturns in the regional economy encompassing New Jersey could have a negative impact on our earnings.

Comparison of Financial Condition at December 31, 2005 and September 30, 2005

          Our total assets decreased by $39.0 million, or 7.0%, to $516.9 million at December 31, 2005 from $555.9 million at September 30, 2005. The decrease reflected reductions in cash and cash equivalents, offset by increases in securities available for sale, securities held to maturity and loans receivable, net.

          At September 30, 2005, the Bank's total assets were inflated by $115.2 million of stock subscriptions held pending the closing of the Company's second step conversion. To better reflect the allocation of the Company's interest-earning assets and interest-costing liabilities, the September 30, 2005 information presented in the tables below utilizes the pro forma balance of total assets discussed in Note 3 of the financial statements in percentage of total assets calculations.

          Cash and cash equivalents decreased by $95.8 million, or 76.1%, to $30.0 million at December 31, 2005 from $125.8 million at September 30, 2005. The decrease in cash and cash equivalents was largely attributable to the investment of capital proceeds received following the closing of the Company's second step conversion into loans receivable, net, securities available-for-sale and securities held-to-maturity. Additionally, the Company refunded $33.7 million of oversubscriptions upon closing the second step conversion.

Next Page

          Securities classified as available-for-sale increased $38.4 million, or 61.6%, to $100.8 million at December 31, 2005 from $62.3 million at September 30, 2005. Additionally, securities held to maturity increased $4.5 million, or 58.1% to $12.4 million at December 31, 2005 from $7.8 million at September 30, 2005. The net growth in investments reflects the purchase of $57.5 million of securities during the quarter funded by a portion of the net proceeds received in Company's second step conversion and the proceeds of a mutual fund sale. The sale comprised the Company's entire investment in a mutual fund whose underlying assets consisted primarily of adjustable rate and other shorter duration mortgage-related securities.

          The securities purchased comprised a combination of fixed and adjustable rate MBS, fixed rate CMOs and fixed rate, non-callable U.S. agency debentures. Securities were selected to complement the short average life and stable cash flow characteristics of the Company's existing securities portfolio. The Company intends to utilize these cash flows, as well as a significant portion of the remaining balance of cash and cash equivalents noted above, to fund its projected growth in commercial real estate and business loans.

          The following table compares the composition of the Company's investment securities portfolio by security type as a percentage of total assets at December 31, 2005 and September 30, 2005. Amounts reported exclude unrealized gains and losses on the available for sale portfolio.

	December 31, 2005		September 30, 2005
Type of Securities	Amount	Percent of Total Assets	Amount	Percent of Pro Forma Total Assets
	(Dollars in thousands)
Fixed rate MBS	$ 17,100	3.31%	$ 13,007	2.49%
ARM MBS	30,582	5.92	7,770	1.49
Fixed rate CMO	40,242	7.78	26,111	5.00
Floating rate CMO	2,668	0.52	2,809	0.54
ARM mutual fund	-	-	10,000	1.92
Fixed rate agency debentures	23,875	4.62	11,998	2.30
Total	$ 114,467	22.14%	$ 71,695	13.74%

          Assuming no change in interest rates, the estimated average life of the investment securities portfolio, excluding the ARM mutual fund, was 2.17 years and 2.26 years at December 31, 2005 and September 30, 2005, respectively. Assuming a hypothetical immediate and permanent increase in interest rates of 300 basis points, the estimated average life of the portfolio extends to 2.57 years and 2.67 years at December 31, 2005 and September 30, 2005, respectively.

          Loans receivable, net increased by $13.2 million, or 3.9%, to $354.2 million at December 31, 2005 from $341.0 million at September 30, 2005. The growth was comprised of net increases in multi-family, commercial real estate and construction loans totaling $5.5 million coupled with net increases in commercial and business loans totaling $1.1 million. Together, net growth in these loan balances totaled $6.6 million comprising approximately half of the Company's net increase in loans receivable for the quarter. The remaining net growth in loans included increases in one-to-four family mortgages, including home equity loans and home equity lines of credit, totaling $6.6 million.

          The following two tables compare the composition of the Company's loan portfolio by loan type as a percentage of total assets at December 31, 2005 with that of September 30, 2005. Amounts reported exclude allowance for loan losses and net deferred origination costs.

Next Page

          The first table generally defines loan type by loan maturity and/or repricing characteristics:

	December 31, 2005		September 30, 2005
Type of Loans	Amount	Percent of Total Assets	Amount	Percent of Pro Forma Total Assets
	(Dollars in thousands)
Construction	$ 4,620	0.89%	$ 1,100	0.21%
1/1 and 3/3 ARMs	4,302	0.83	3,664	0.70
3/1 and 5/1 ARMs	121,244	23.45	115,878	22.22
5/5 and 10/10 ARMs	37,733	7.30	37,079	7.11
7/1 and 10/1 ARMs	1,775	0.34	1,743	0.33
15 year fixed or less	109,262	21.14	108,731	20.85
Greater than 15 year fixed	58,082	11.24	58,852	11.28
Home equity lines of credit	15,247	2.95	13,413	2.57
Consumer	705	0.14	702	0.13
Commercial	1,897	0.37	746	0.14
Total	$ 354,867	68.65%	$ 341,908	65.54%

          The second loan table generally defines loan type by collateral or purpose:

	December 31, 2005		September 30, 2005
Type of Loans	Amount	Percent of Total Assets	Amount	Percent of Pro Forma Total Assets
	(Dollars in thousands)
Construction	$ 4,620	0.89%	$ 1,100	0.21%
1-4 Family Mortgage	271,850	52.58	267,332	51.25
Multifamily (5+) Mortgage	29,815	5.77	27,519	5.28
Non Residential Mortgage	30,733	5.95	31,096	5.96
Home equity lines of credit	15,247	2.95	13,413	2.57
Consumer	705	0.14	702	0.13
Commercial	1,897	0.37	746	0.14
Total	$ 354,867	68.65%	$ 341,908	65.54%

          Total deposits decreased by $13.9 million, or 4.1%, to $327.0 million at December 31, 2005 from $340.9 million at September 30, 2005. This decrease was primarily attributable to $9.8 million of deposit balances withdrawn to purchase shares in the Company's stock offering. The remaining $4.1 million of net deposit withdrawals were primarily attributable to aggressive deposit competition in the markets served by the Company. Savings deposits declined $13.2 million, or 10.7% while certificates of deposit declined $171,000. Checking deposits, including demand, NOW and money market checking accounts, decreased $530,000 or 0.8% to $64.3 million.

Next Page

          The following table compares the composition of the Company's deposit portfolio by category as a percentage of total assets at December 31, 2005 with that of September 30, 2005.

	December 31, 2005		September 30, 2005
Deposit Category	Amount	Percent of Total Assets	Amount	Percent of Pro Forma Total Assets
	(Dollars in thousands)
Money market checking	$ 27,287	5.28%	$ 25,759	4.94%
Other checking	37,032	7.16	39,088	7.49
Money market savings	22,608	4.37	32,736	6.28
Other savings	87,473	16.92	90,534	17.36
Certificates of deposit	152,636	29.54	152,808	29.29
Total	$ 327,036	63.27%	$ 340,925	65.36%

          FHLB advances decreased $15,000, or 0.03%, to $53.7 million at December 31, 2005 due to amortization on fixed rate amortizing advances.

          The following table compares the composition of the Company's borrowing portfolio by remaining term to maturity as a percentage of total assets at December 31, 2005 with that of September 30, 2005. Scheduled principal payments on amortizing borrowings are reported as maturities.

	December 31, 2005		September 30, 2005
Remaining Term	Amount	Percent of Total Assets	Amount	Percent of Pro Forma Total Assets
	(Dollars in thousands)
Overnight	$ -	-%	$ -	-%
One year or less	10,060	1.95	8,060	1.55
One to two years	7,063	1.37	8,062	1.55
Two to three years	12,066	2.32	12,065	2.30
Three to four years	7,530	1.46	7,547	1.45
Four to five years	6,000	1.16	6,000	1.15
More than five years	11,000	2.13	12,000	2.30
Total	$ 53,719	10.39%	$ 53,734	10.30%

                    Equity increased $90.2 million, or 228.4% to $129.8 million at December 31, 2005 from $39.5 million at September 30, 2005. The increase is primarily due to capital proceeds of $89.6 million resulting from the Company's closing of its second step conversion. The increase also reflects net income of $663,000 for the three months ended December 31, 2005, offset by dividends paid of $523,000. Further, the amount reclassified on ESOP shares decreased $473,000 to $0. On October 5, 2005, the Company completed its second step offering (as discussed in Note 3 to the consolidated financial statements). On October 6, 2005, the Company began trading on Nasdaq which is considered to be an established market under ERISA regulations. As a result, effective October 6, 2005, the Company is no longer required to establish a liability to reflect this repurchase obligation.

Next Page

          Comparison of Operating Results for the Three Months Ended December 31, 2005 and December 31, 2004

          General. Net income for the three months ended December 31, 2005 was $663,000, an increase of $53,000, or 8.7% from the three months ended December 31, 2004. The increase in net income resulted from an increase in net interest income offset by a decrease in non-interest income coupled with increases in noninterest expense, the provision for loan losses and the provision for income taxes.

          Interest Income. Total interest income increased 24.2% or $1.2 million to $6.1 million for the three months ended December 31, 2005 from $4.9 million for the three months ended December 31, 2004. For those same comparative quarters, the average yield on interest-earning assets increased 14 basis points to 4.88% from 4.74% while the average balance of interest-earning assets increased $86.0 million or 20.8% to $499.7 million from $413.7 million.

          Interest income on loans increased $554,000 or 13.4%, to $4.7 million for the three months ended December 31, 2005 from $4.1 million for the same quarter in 2004. This increase was due, in part, to a $36.4 million increase in the average balance of loans receivable to $349.2 million for the quarter ended December 31, 2005 from $312.8 million for the quarter ended December 31, 2004. In addition, the average yield on loans increased 8 basis points to 5.37% from 5.29% for those same comparative periods. The increase in the average balance of loans receivable was the result of loan originations exceeding repayments due to strong borrower demand and a growing strategic emphasis on commercial real estate lending.

          The rise in interest income on loans was augmented by higher interest income on securities, which increased $38,000 or 5.1% to $777,000 for the three months ended December 31, 2005 from $739,000 for the same three months in 2004. The increase was due in part, to a 53 basis point increase in the average yield on securities which grew to 3.69% from 3.16% for the same comparative periods. The impact on interest income attributable to this increase was partly offset by a $9.3 million decline in the average balance of investment securities to $84.3 million for the three months ended December 31, 2005 from $93.6 million for the same 2004 period. The increase in yield primarily resulted from purchases of investment securities with the proceeds of the Company's second step conversion and, to a lesser extent, on slowing prepayments which reduced net premium amortization and higher yields on adjustable rate securities which have repriced upward in accordance with the general movement of market interest rates.

          Further, interest income on federal funds sold and other interest-bearing deposits increased $595,000 to $623,000 for the three months ended December 31, 2005 from $28,000 for the same period in 2004. This increase was due, in part, to an increase of $59.0 million in the average balance of these assets to $66.2 million for the three months ended December 31, 2005 from $7.2 million for the three months ended December 31, 2004. The impact on interest income attributable to this growth was further augmented by a 223 basis point rise in the average yield on these assets which increased to 3.76% from 1.53%.

          Interest Expense. Total interest expense increased by $532,000 or 24.4% to $2.7 million for the three months ended December 31, 2005 from $2.2 for the same three months in fiscal 2004. For those same comparative periods, the average cost of interest-bearing liabilities increased 58 basis points from 2.42% to 3.00%, while the average balance of interest-bearing liabilities increased $1.4 million or 0.4% to $361.4 million for the three months ended December 31, 2005 from $360.0 million for the same quarter in fiscal 2004.

          Interest expense on deposits increased $572,000 or 38.5% to $2.1 million for the quarter ended December 31, 2005 from $1.5 million for the quarter ended December 31, 2004. This increase was due, in part, to a $7.6 million increase in the average balance of interest-bearing deposits to $307.7 million for the quarter ended December 31, 2005 from $300.0 million for the same quarter in fiscal 2004. The components of this net increase for the comparative periods include an increase of $33.5 million in the average balance of certificates of deposit, a $27.2 million decrease in the average balance of savings accounts and a $1.3 million increase in the average balance of interest-bearing checking accounts.

Next Page

          The impact on interest expense attributable to the net growth in these average balances was exacerbated by a 69 basis point increase in the average cost of interest-bearing deposits to 2.67% for the quarter ended December 31, 2005 from 1.98% for the same quarter in fiscal 2004. The components of this increase include an 81 basis point increase in the average cost of certificates of deposit, a 95 basis point increase in the average cost of interest-bearing checking accounts and a 17 basis point increase in the average cost of savings accounts.

          Interest expense on FHLB advances decreased $40,000 to $656,000 for the three months ended December 31, 2005 from $696,000 for the same period in fiscal 2004. This decrease was due, in part, to a $6.2 million decrease in the average balances to $53.7 million for the three months ended December 31, 2005 from $59.9 million for the same three months in fiscal 2004. The impact on expense attributable to this decrease in average balances was partly offset by a 24 basis point increase in the average cost of advances from 4.65% for the three months ended December 31, 2004 to 4.89% for the same period in fiscal 2005. The higher average cost for the current quarter is primarily due to the absence of overnight repricing line of credit borrowings whose current cost is less than that of the remaining portfolio of fixed-rate term advances.

           Net Interest Income. Net interest income increased by $655,000 or 24.1%, to $3.4 million for the three months ended December 31, 2005 from $2.7 million for the three months ended December 31, 2004. The net interest rate spread declined 45 basis points from 2.32% to 1.87% for the same comparative periods, while the net interest margin increased 8 basis points from 2.63% to 2.71%.

           Provision for Loan Losses. Using the allowance methodology described earlier, the provision for loan losses totaled $86,000 for the three months December 31, 2005 representing an increase of $45,000 over the same three months in 2004. The comparative three month provisions generally resulted from the incremental growth in the outstanding balance of the loans on which historical and environmental loss factors are applied offset by changes to environmental loss factors as described earlier. For the three months ended December 31, 2005, loans receivable, net increased 3.9% to $354.2 million from $341.0 million at September 30, 2005. Total gross loan balances, excluding loans held for sale, net deferred loan costs and the allowance for loan loss, grew $13.0 million or 3.8%. The growth was comprised of a net increase in the disbursed balances of construction loans of $3.5 million, net increases in multi-family and commercial real estate loans totaling $1.9 million and a net increase in commercial loans totaling $1.2 million. Additional components of the net change in gross loan balances included net increases in one-to-four family mortgages totaling $4.5 million coupled with increases in home equity loans of $1.8 million.

          By comparison, loan growth for the three months ended December 30, 2004 totaled $9.5 million or $3.5 million less than the same comparative period this year. The growth in this prior comparative period was comprised of an increase in one-to-four family mortgages totaling $429,000, an increase of $8.5 million in multi-family and commercial real estate loans, an increase of $47,000 in commercial loans and an increase of $692,000 in home equity loans, offset by net decreases in the disbursed balances of construction loans totaling $111,000 and a decrease in consumer loans totaling $27,000.

          In total, the allowance for loan losses as a percentage of gross loans outstanding decreased 2 basis points to 0.49% at December 31, 2005 from 0.51% at December 31, 2004. These ratios reflect allowance for loan loss balances of $1.7 million and $1.6 million, respectively. The level of the allowance is based on estimates and the ultimate losses may vary from those estimates.

Next Page

          Noninterest Income. Noninterest income decreased $221,000 to $26,000 for the three months ended December 31, 2005 compared to the same period in 2004. This reduction was primarily attributable to a $271,000 loss on sale of an underperforming investment security during the quarter. Excluding that loss, comparative quarterly noninterest income increased by $50,000 due largely to increases in loan related fee income and improvement in income from cash surrender value of life insurance. Deposit service fees and charges increased $8,000 while income from cash surrender value of life insurance increased by $16,000 reflecting higher policy balances held by the Company. In addition, other noninterest income increased by $25,000 resulting primarily from collection of comparatively higher loan prepayment penalties.

          Noninterest Expense. Noninterest expense increased $288,000, or 14.7% to $2.2 million for the three months ended December 31, 2005 from $2.0 million for the three months ended December 31, 2004. The comparative increase in noninterest expense was diminished by the reversal of previously accrued profit sharing expenses totaling $131,000 in the quarter ended December 31, 2005. Excluding this item, comparative quarterly noninterest expense increased $419,000. This increase is attributable to higher expenses for salaries and benefits, data processing professional and consulting fees, legal fees and other noninterest expenses, partially offset by decreases in occupancy and equipment and advertising.

          Salaries and employee benefits increased $187,000 or 15.5% to $1.4 million for the three months ended December 31, 2005 as compared to $1.2 million for the same period in 2004. Salaries and wages including bonus and payroll taxes, increased $92,000 or 10.3% due, in part, to executive and lending staffing additions coupled with overall annual increases in employee compensation. Deferred compensation benefits costs increased $57,000. This increase was due in large part to a $76,000 increase in ESOP expenses attributable to increased plan benefits arising from the Company's second step conversion (See Note 5 Employee Stock Ownership Plan). Additionally, the Company recorded restricted stock plan and stock option benefit plan expenses for the quarter ended December 31, 2005 of $148,000. Such expenses were not recorded for the quarter ended December 31, 2004 which preceded each plan's approval by shareholders on January 20, 2005. These benefit cost increases were partly offset by a decrease in profit sharing expense of $175,000 due, in part, to the accrual reversal described earlier, coupled with the absence of profit sharing expense in the current quarter. Further, medical insurance benefit premiums increased $11,000 or 10.1%. Finally, various employee expenses increased $27,000 resulting from comparatively greater costs associated with training and related lodging, seminars and conferences as well as other personnel-related services such as temporary help and personnel placement charges.

          Occupancy and equipment expense decreased $7,000 to $198,000 for the three months ended December 31, 2005 as compared to $205,000 for the same three months in fiscal 2004. This decrease is primarily attributable to a $5,000 decrease in computer depreciation expense. For the same comparative periods, data processing costs increased $13,000 from $146,000 to $159,000 primarily due to upcoming enhancements to the Company's internet banking systems.

          Legal fees increased $10,000 to $85,000 for the three months ended December 31, 2005 from $75,000 for the three months ended December 31, 2004. Additionally, professional and consulting fees, including auditing and accounting fees, increased $52,000 to $119,000 for those same comparative periods. In large part, these increases were attributable to consulting costs incurred by the Company relating to compliance with the Sarbanes Oxley Act of 2002 and the outsourcing of other internal audit-related services.

          Advertising expenses decreased $13,000 or 20.3% to $51,000 for the three months ended December 31, 2005 from $64,000 for the three months ended December 31, 2004, due to lower expenses for advertising agency fees partly offset by higher expenses for print ads, promotions, and sponsorships. Finally, other noninterest expenses increased $46,000 for the same comparative three month periods due, in large part, to increases in net loan processing charges and other general and administrative expenses.

Next Page

           Provision for Income Taxes. The provision for income taxes increased $48,000 for the three months ended December 31, 2005 from the same period in fiscal 2004. The effective tax rate was 38.3% and 37.3% for the three months ended December 31, 2005 and 2004, respectively. The increase in the effective tax rate was primarily attributable to the decline in the average balance of investment securities held by the Bank's investment subsidiary, American Savings Investment Corporation ("ASIC"). ASIC is a wholly owned New Jersey investment subsidiary formed in August 2004 by American Bank of New Jersey. The purpose of this subsidiary is to invest in stocks, bonds, notes and all types of equity, mortgages, debentures and other investment securities. Interest income from this subsidiary is taxed by the state of New Jersey at an effective rate lower than the statutory corporate state income tax rate.

           Throughout fiscal 2005, cash flows from ASIC were utilized by the Bank to fund loan growth. This resulted in comparatively lower net income recorded by the investment subsidiary offset by greater net income recorded by the Bank resulting in the increase in the Company's effective income tax rate.

          Additionally, the Company recorded non-deductible expenses associated with incentive stock options issued under the 2005 Stock Option Plan which increased the Company's effective income tax rate.

          Liquidity and Commitments

          We are required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe and sound operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

          The Bank's short term liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances to leverage its capital base and provide funds for its lending and investment activities, and to enhance its interest rate risk management.

          Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various loan products and in securities collateralized by loans. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities. At December 31, 2005, the total approved loan origination commitments outstanding amounted to $23.0 million. At the same date, unused lines of credit were $17.1 million and construction loans in process were $1.6 million.

Next Page

          Certificates of deposit scheduled to mature in one year or less at December 31, 2005, totaled $101.4 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. Additionally, at December 31, 2005 the Bank has $10.1 million of borrowings from the Federal Home Loan Bank of New York ("FHLB") maturing in one year or less. Repayment of such advances increases the Bank's unused borrowing capacity from the FHLB which, at December 31, 2005 totaled $75.5 million. In calculating our borrowing capacity, the Bank utilizes the Federal Home Loan Bank's guideline, which generally limits advances secured by residential mortgage collateral to 25% of the Bank's total assets.

          The following tables disclose our contractual obligations and commercial commitments as of December 31, 2005. Scheduled principal payments on amortizing borrowings are reported as maturities.

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
(In thousands)
Time Deposits	$ 152,637	$ 101,447	$ 35,544	$ 5,114	$ 10,532
Federal Home Loan Bank advances(1)	53,719	10,060	19,129	13,530	11,000
Total	$ 206,356	$ 111,507	$ 54,673	$ 18,644	$ 21,532

____________________
(1)	At December 31, 2005, the total collateralized borrowing limit was $129.2 million, of which we had $53.7 million outstanding.
	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In thousands)
Lines of credit(1)	$ 17,134	$ 1,307	$ 60	$ 515	$ 15,252
Construction loans in process	1,598	608	990	-	-
Other commitments to extend credit	23,014	23,014	-	-	-
Total	$ 41,746	$ 24,929	$ 1,050	$ 515	$ 15,252

__________________

(1)	Represents amounts committed to customers.

          In addition to the above commitments, the Company has financial obligations regarding outstanding contracts for sale relating to future branch sites. As of December 31, 2005, the Bank has paid deposits totaling $417,500 on sale contracts for future branch locations. Upon closing, the Bank is committed to disbursing an additional $4,957,500 to fulfill its obligations under these contracts. These commitments are contingent upon the fulfillment of certain conditions outlined in the sale contracts.

Capital

          Consistent with its goals to operate a sound and profitable financial organization, American Bank of New Jersey actively seeks to maintain a "well capitalized" institution in accordance with regulatory standards. The Bank's total equity was $81.4 million at December 31, 2005, or 17.04% of total assets on that date. As of December 31, 2005, the Bank exceeded all capital requirements

Next Page

of the Office of Thrift Supervision. The Bank's regulatory capital ratios at December 31, 2005 were as follows: core capital 17.18%; Tier I risk-based capital, 31.60%; and total risk-based capital, 32.23%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

Impact of Inflation

          The consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

          Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturity structure of our assets and liabilities are critical to the maintenance of acceptable performance levels.

          The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of noninterest expense. Such expense items as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that we have made. We are unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation.

Next Page

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

          Qualitative Analysis. Because the income on the majority of our assets and the cost of the majority of our liabilities are sensitive to changes in interest rates, a significant form of market risk for us is interest rate risk, or changes in interest rates. Notwithstanding the unpredictability of future interest rates, we expect that changes in interest rates may have a significant, adverse impact on our net interest income.

          Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

  The interest income we earn on our interest-earning assets such as loans and securities; and

  The interest expense we pay on our interest-bearing liabilities such as deposits and amounts we borrow.

          The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. We, like many savings institutions, have liabilities that generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. In a period of declining interest rates the interest income earned on our assets may decrease more rapidly, due to accelerated prepayments, than the interest paid on our liabilities.

          In addition, changes in interest rates can affect the average lives of loans and mortgage-backed and related securities. A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing cost. This causes reinvestment risk, because we are generally not able to reinvest prepayments at rates that are comparable to the rates we previously earned on the prepaid loans or securities. At December 31, 2005, 76.6% of our loan portfolio was comprised of one- to four-family mortgage loans, which experienced very high prepayment rates during recent years.

          Tables presenting the composition and allocation of the Company's interest-earning assets and interest costing liabilities from an interest rate risk perspective are presented in the preceding section of this report titled "Comparison of Financial Condition at December 31, 2005 and September 30, 2005". These tables present the Company's investment securities, loans, deposits and borrowings by categories that reflect the contractual repricing characteristics of the underlying assets or liabilities. Presented as a percentage of total assets, the comparative data presents changes in the repricing characteristics of the Company's balance sheet - an important component of interest rate risk.

          Our net interest rate spread is the difference between the yields we receive on assets and the rates we pay on liabilities. Through the first half of fiscal 2005, the Company continued to realize improvements in its net interest spread as increases in earning asset yields continued to outpace increases in the cost of its interest bearing-liabilities. However, that trend reversed in the latter half of 2005 when upward pressure on the Company's cost of deposits resulted in greater increases in the Company's cost of interest-bearing liabilities than those of its interest earning assets. The trend of net interest spread compression continued in the quarter ended December 31, 2005 during which our net interest spread decreased to 1.87% from 2.28% for the year ended September 30, 2005.

          In large part, this net interest rate spread compression resulted from an increase in the Company's cost of interest-bearing liabilities which outpaced the increase in the Company's yield on earning assets. This decline was attributable, in part, to the Company maintaining a high average balance of short term, liquid assets during the quarter. These balances resulted from the initial receipt of capital proceeds from the Company's second step conversion which were deployed into higher yielding investment securities throughout the quarter. Additionally, continued upward pressure on the cost of retail deposits resulted in increases in interest expense which outpaced the increase in interest income resulting from improved yields on loans.

Next Page

           Depending upon the movement of market interest rates, our earnings may continue to be impacted by an "earnings squeeze" in the future. For example, we are vulnerable to an increase in interest rates because the majority of our loan portfolio consists of longer-term, fixed rate loans and recently originated hybrid ARMs that are fixed rate for an initial period of time. At December 31, 2005, excluding allowance for loan losses and net deferred origination costs and including loans held for sale, loans totaled $354.9 million comprising 68.7% of total assets. Of those loans, fixed rate mortgages totaled $167.3 million or 35.0% of total assets while hybrid ARMs, including 3/1, 5/1, 7/1 and 10/1 ARMs totaled $165.1 million of 34.5% of total assets. In an increasing rate environment, our cost of funds may increase more rapidly than the interest earned on our loan portfolio and investment securities portfolio because our primary source of funds is deposits with substantially shorter maturities than the maturities on our loans and investment securities. Having interest-bearing liabilities that reprice more frequently than interest-earning assets will be detrimental during periods of rising interest rates and could cause our net interest rate spread to shrink because the increase in the rates we would earn on our securities and loan portfolios would be less than the increase in the rates we would pay on deposits and borrowings. This could cause a decrease in our earnings and an "earnings squeeze" just as the decrease in interest rates in prior periods had impacted our earnings.

          The Board of Directors has established an Asset/Liability Management Committee, comprised of the Bank's Chief Executive Officer, the Bank's President and Chief Operating Officer, the Bank's Executive Vice President and Corporate Secretary, the Bank's Senior Vice President and Chief Financial Officer, the Bank's Senior Vice President and Chief Lending Officer and the Bank's Vice President and Controller, which is responsible for monitoring interest rate risk. The committee conducts regular, informal meetings, generally on a weekly basis, to address the day-to-day management of the assets and liabilities of the Bank, including review of the Bank's short term liquidity position; loan and deposit pricing and production volumes and alternative funding sources; current investments; average lives, durations and repricing frequencies of loans and securities; and a variety of other asset and liability management topics. The committee meets quarterly to formally review such matters. The results of the committee's quarterly review are reported to the full Board, which makes adjustments to the Bank's interest rate risk policy and strategies, as it considers necessary and appropriate.

          To reduce the effect of interest rate changes on net interest income, we seek to utilize various strategies aimed at improving the matching of interest-earning asset maturities to interest-bearing liability maturities. The main elements of these strategies include seeking to:

(1)	Originate and retain loans with adjustable rate features and fixed rate loans with shorter maturities including commercial real estate, construction and business loans;
(2)	Originate longer-term, fixed rate loans eligible for sale in the secondary market and, if warranted, sell such loans;
(3)	Lengthen the maturities of our liabilities through utilization of Federal Home Loan Bank advances;
(4)	Attract low cost checking and transaction accounts which tend to be less interest rate sensitive; and
(5)	Purchase short to intermediate term securities and maintain a securities portfolio that provides a stable cash flow, thereby providing investable funds in varying interest rate cycles.

Next Page

          Quantitative Aspects of Market Risk. The following table presents American Bank of New Jersey's net portfolio value as of September 30, 2005, the latest date for which information is available. The net portfolio value was calculated by the Office of Thrift Supervision, based on information provided by the Bank.

	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets		Board Established Limits
Changes in Rates(1)	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change	Net Portfolio Value Ratio	Basis Point Change
(Dollars in thousands)
+300 bp	46,276	-14,300	-24%	8.32%	-213bp	5.00%	-450bp
+200 bp	51,487	-9,089	-15%	9.12%	-132bp	6.00%	-300bp
+100 bp	56,389	-4,187	-7%	9.85%	-59bp	7.00%	-150bp
0 bp	60,576			10.44%		8.00%
-100 bp	62,471	1,895	+3%	10.68%	+22bp	7.00%	-150bp
-200 bp	60,645	69	+0%	10.32%	-12 bp	6.00%	-300bp

_________________
(1) The -300bp scenario is not shown due to the low prevailing interest rate environment.

          Future interest rates or their effect on net portfolio value or net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments, and deposit run-offs, and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in this type of computation. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. The interest rate on certain types of assets and liabilities such as demand deposits and savings accounts, may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets such as adjustable rate mortgages generally have features, which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

           Notwithstanding the discussion above, the qualitative interest rate analysis findings presented herein indicate that further increases in interest rates would continue to adversely affect our net interest margin and earnings. Management is continuing to evaluate and implement a variety of strategies to manage the earnings risks presented by the continued upward movement in interest rates and flattening of the yield curve. The most significant of these are the Company's lending diversification and growth strategies complemented by strategies focused on growing core deposits. Such deposit strategies highlight both retail branch expansion as well as enhancing business banking products and services.

          Additionally, the Company expects to continue the sale of longer-term, fixed rate conforming loan originations into the secondary market while evaluating greater use of the secondary markets for selling other conforming and non-conforming 1-4 family mortgage loan originations. For the quarter ended December 31, 2005, we sold a total of $1.1 million of loans to the Federal National Mortgage Association which resulted in gains on sales of mortgage loans held for sale of $2,000. Because we offer borrowers the option to lock in their interest rate prior to closing their mortgage loans, we may be exposed to market risk on the loans we sell into

Next Page

the secondary market. Once a loan's rate is locked, the price at which we can sell the loan will vary with movements in market interest rates. To manage that risk, we may take forward commitments to sell loans at a fixed price. At December 31, 2005, the Bank had three outstanding contracts to sell long term, fixed rate mortgage loans totaling $780,000 to Federal National Mortgage Association. Loans sold under contracts drawn in the future may generate additional gains or losses on sale of mortgage loans in subsequent periods.

          Finally, during fiscal 2004 we recognized a $125,000 penalty to prepay $3.0 million of fixed rate FHLB advances with a weighted average cost of 6.28%.  Although no such prepayments were transacted in fiscal 2005 or during the quarter ended December 31, 2005 we may evaluate the costs and benefits of further prepayments, which may result in additional one-time charges to earnings in the form of FHLB prepayment penalties to further improve the Bank's net interest spread and margin and enhance future earnings.

Next Page

ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of disclosure controls and procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 ("the Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of the end of the period covered by this quarterly report are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls: In the quarter ended December 31, 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Next Page

PART II - - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

At December 31, 2005, the Company and its subsidiaries were not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None

ITEM 5. OTHER INFORMATION

           None

ITEM 6. EXHIBITS

(a)	Exhibits

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14a and 15d-14a.
31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14a and 15d-14a.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Next Page

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Bancorp of New Jersey, Inc. (Registrant)
Date:	February 14, 2006	/s/ Joseph Kliminski Joseph Kliminski Chief Executive Officer
Date:	February 14, 2006	/s/ Eric B. Heyer Eric B. Heyer Senior Vice President and Chief Financial Officer

Next Page