Form 10-Q
period 2006-03-31
AMERICAN BANCORP OF NEW JERSEY INC
filed 2006-05-15
CIK 1330039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 10, 2006, there were 14,169,469 outstanding shares of the Registrant's Common Stock.

Next Page

AMERICAN BANCORP OF NEW JERSEY, INC.

Next Page

ITEM 1. FINANCIAL STATEMENTS

American Bancorp of New Jersey, Inc.
Statements of Financial Condition
(in thousands, except share data)
(unaudited)

	March 31, 2006	September 30, 2005
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 1,960	$ 2,622
Interest-bearing deposits	16,945	105,851
Federal funds sold	-	17,300
Total cash and cash equivalents	18,905	125,773

Securities available-for-sale	92,873	62,337
Securities held-to-maturity (fair value: March 31, 2006 - $11,661; September 30, 2005 - $7,694)	11,887	7,824
Loans, net	371,979	341,006
Loans held for sale	419	280
Premises and equipment	4,266	4,131
Federal Home Loan Bank stock, at cost	3,121	3,119
Cash surrender value of life insurance	8,587	7,512
Accrued interest receivable	1,869	1,468
Other assets	2,372	2,410
Total assets	$ 516,278	$ 555,860
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$ 27,001	$ 25,583
Interest-bearing	302,189	315,342
Total deposits	329,190	340,925
Stock subscriptions received	-	115,201
Advance payments by borrowers for taxes and insurance	2,580	2,443
Federal Home Loan Bank borrowings	52,405	53,734
Accrued interest payable and other liabilities	3,473	3,578
Common stock in ESOP subject to contingent repurchase obligation	-	473
Total liabilities	387,648	516,354
Stockholders' Equity
September 30, 2005 - preferred stock, $.10 par value, 5,000,000 shares authorized March 31, 2006 - preferred stock, $.10 par value, 10,000,000 shares authorized	-	-
September 30, 2005 - Common stock, $.10 par value, 20,000,000 shares authorized; 5,554,500 shares issued and outstanding
March 31, 2006 - Common stock, $.10 par value, 20,000,000 shares authorized; 14,169,469 shares issued and outstanding	1,417	555
Additional paid-in capital	111,492	17,242
Unearned ESOP shares	(8,774)	(1,064)
Unearned RSP shares	-	(1,212)
Retained earnings	25,720	25,417
Accumulated other comprehensive loss	(1,225)	(959)
Amount reclassified on ESOP shares	-	(473)
Total stockholders' equity	128,630	39,506
Total liabilities and stockholders' equity	$ 516,278	$ 555,860

See accompanying notes to unaudited consolidated financial statements

Next Page

American Bancorp of New Jersey, Inc.
Statements of Income
(in thousands, except share data)
(unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Interest and dividend income
Loan, including fees	$ 9,538	$ 8,483	$ 4,847	$ 4,345
Securities	1,909	1,450	1,132	711
Federal funds sold and other	872	61	260	33
Total interest income	12,319	9,994	6,239	5,089

Interest expense
NOW and money market	400	206	206	108
Savings	1,055	1,108	551	532
Certificates of deposit	2,728	1,705	1,381	896
Federal Home Loan Bank advances	1,291	1,404	635	707
Total interest expense	5,474	4,423	2,773	2,243

Net interest income	6,845	5,571	3,466	2,846

Provision for loan losses	246	112	159	70

Net interest income after provision for loan losses	6,599	5,459	3,307	2,776

Noninterest income
Deposit service fees and charges	366	320	183	146
Income from cash surrender value of life insurance	155	133	80	73
Gain on sale of loans	8	1	6	-
Loss on sales of securities available-for-sale	(271)	-	-	-
Other	140	83	103	71
Total noninterest income	398	537	372	290

Noninterest expense
Salaries and employee benefits	3,087	2,545	1,689	1,335
Occupancy and equipment	405	409	206	204
Data processing	315	293	157	148
Advertising	125	140	73	76
Professional and consulting	255	166	137	99
Legal	108	156	23	81
Other	514	402	279	211
Total noninterest expense	4,809	4,111	2,564	2,154

Income before provision for income taxes	2,188	1,885	1,115	912
Provision for income taxes	837	691	427	328

Net income	$ 1,351	$ 1,194	$ 688	$ 584

Comprehensive income	$ 1,085	$ 726	$ 309	$ 114

Earnings per share:
Basic	$ 0.10	$ 0.09	$ 0.05	$ 0.04
Diluted	$ 0.10	$ 0.09	$ 0.05	$ 0.04

See accompanying notes to unaudited consolidated financial statements

Next Page

American Bancorp of New Jersey, Inc.
Statements of Stockholders' Equity
Six months ended March 31, 2005
(in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned RSP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Amount Reclassified On ESOP Shares	Total Equity	Comprehensive Income (Loss)
Balance at September 30, 2004	$ 555	$ 15,687	$ (1,200)	$ -	$ 24,806	$ (482)	$ (52)	$ 39,314
RSP stock grants	-	1,332	-	(1,332)	-	-	-	-
RSP shares earned	-	-	-	67	-	-	-	67
ESOP shares earned	-	47	69	-	-	-	-	116
ESOP dividend proceeds	-	-	-	-	-	-	-	-
Cash dividends paid - $0.75 per share	-	-	-	-	(1,152)	-	-	(1,152)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	-	-	-	-	-	-	(260)	(260)

Comprehensive income
Net income	-	-	-	-	1,194	-	-	1,194
Change in unrealized gain on securities available-for-sale, net of taxes	-	-	-	-	-	(468)	-	(468)
Total comprehensive income									$ 726

Balance at March 31, 2005	$ 555	$ 17,066	$ (1,131)	$ (1,265)	$ 24,848	$ (950)	$ (312)	$ 38,811

See accompanying notes to unaudited consolidated financial statements

Next Page

American Bancorp of New Jersey, Inc.
Statements of Stockholders' Equity
Six months ended March 31, 2006
(in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned RSP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Amount Reclassified On ESOP Shares	Total Equity	Comprehensive Income (Loss)
Balance at September 30, 2005	$ 555	$ 17,242	$ (1,064)	$ (1,212)	$ 25,417	$ (959)	$ (473)	$ 39,506
Transfer of Unearned RSP to APIC due to adoption of FAS 123R	-	(1,212)	-	1,212	-	-	-	-
Issuance and exchange of common stock, net of issuance costs	862	96,661	(7,935)	-	-	-	-	89,588
MHC capital infusion from merger	-	98	-	-	-	-	-	98
RSP share purchases	-	(1,601)	-	-	-	-	-	(1,601)
RSP shares earned	-	131	-	-	-	-	-	131
Stock options earned		126	-	-	-	-	-	126
ESOP shares earned	-	47	225	-	-	-	-	272
Cash dividends paid - $0.04 per share	-	-	-	-	(1,048)	-	-	(1,048)
Reclassification due to elimination of repurchase obligation	-	-	-	-	-	-	473	473

Comprehensive income
Net income	-	-	-	-	1,351	-	-	1,351
Change in unrealized gain on securities available-for-sale, net of taxes	-	-	-	-	-	(266)	-	(266)
Total comprehensive income									$ 1,085
Balance at March 31, 2006	$ 1,417	$ 111,492	$ (8,774)	$ -	$ 25,720	$ (1,225)	$ -	$ 128,630

See accompanying notes to unaudited consolidated financial statements

Next Page

American Bancorp of New Jersey, Inc.
Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$ 1,351	$ 1,194
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	170	180
Net amortization of premiums and discounts	(28)	66
Losses on sales of securities available-for-sale	271	-
ESOP compensation expense	272	116
RSP compensation expense	131	67
SOP compensation expense	126	-
Provision for loan losses	246	112
Increase in cash surrender value of life insurance	(155)	(133)
Gain on sale of loans	(8)	(1)
Proceeds from sales of loans	2,999	144
Origination of loans held for sale	(3,130)	(444)
Decrease (increase) in accrued interest receivable	(401)	(112)
Decrease (increase) in other assets	255	(104)
Change in deferred income taxes	(62)	(20)
Increase (decrease) in other liabilities	(105)	(15)
Net cash from operating activities	1,932	1,050

Cash flows from investing activities
Net increase in loans receivable	(31,219)	(24,395)
Purchases of securities held-to-maturity	(4,935)	(6,227)
Principal paydowns on securities held-to-maturity	862	490
Purchases of securities available-for-sale	(52,606)	-
Sales of securities available-for-sale	9,750	-
Calls of securities available-for-sale	-	2,000
Maturities of securities available-for-sale	2,000	-
Principal paydowns on securities available-for-sale	9,666	10,725
Purchase of Federal Home Loan Bank stock	(93)	(1,828)
Redemption of Federal Home Loan Bank stock	91	1,205
Purchase of bank-owned life insurance	(920)	(1,000)
Purchase of premises and equipment	(305)	(329)
Net cash from investing activities	(67,709)	(19,359)

Cash from financing activities
Net increase (decrease) in deposits	(11,735)	5,327
Net change in advance payments by borrowers for taxes and insurance	137	169
Repayment of Federal Home Loan Bank of New York advances	(2,029)	(1,028)
Net change in Federal Home Loan Bank of New York OLOC	700	11,800
Net proceeds from stock issuance	89,588	-
MHC capital infusion	98	-
RSP share purchases	(1,601)	-
Cash dividends paid	(1,048)	(1,152)
Stock subscriptions refunded or applied	(115,201)	-
Net cash from financing activities	(41,091)	15,116
Net change in cash and cash equivalents	(106,868)	(3,193)
Cash and cash equivalents at beginning of period	125,773	8,034
Cash and cash equivalents at end of period	$ 18,905	$ 4,841

(Continued)

Next Page

American Bancorp of New Jersey, Inc.
Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2006	2005
Supplemental cash flow information:
Cash paid during the period for
Interest	$ 5,475	$ 4,422
Income taxes, net of refunds	981	910

Supplemental disclosures of non-cash financing transaction:
Transfer of stock subscriptions received and deposits to capital	89,588	-

See accompanying notes to unaudited consolidated financial statements

Next Page

American Bancorp of New Jersey, Inc.
Notes To Unaudited Financial Statements
(tables in thousands)

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

             The accompanying unaudited consolidated financial statements include the accounts of American Bancorp of New Jersey, Inc. and its wholly owned subsidiaries, American Bank of New Jersey and ASB Investment Corp. (the "Investment Corp.") as of March 31, 2006 and for the three and six months ended March 31, 2006. The consolidated financial statements as of September 30, 2005 and the three and six months ended March 31, 2005 are those of ASB Holding Company, the Company's predecessor. Significant intercompany accounts and transactions have been eliminated in consolidation. References in this Quarterly Report on Form 10-Q to the Company generally refer to the Company and the Bank, unless the context indicates otherwise. References to "we," "us," or "our" refer to the Bank or Company, or both, as the context indicates.

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

             The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K. The September 30, 2005 balance sheet presented herein has been derived from the audited financial statements included in the consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Next Page

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

             The results of operations for the six months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year or any other period.

Note 2 - Minority Offering

             On October 3, 2003, ASB Holding Company, the predecessor of American Bancorp of New Jersey, Inc., completed a minority stock offering and sold 1,666,350 shares of common stock in a subscription offering at $10 per share and received proceeds of $16,060,000 net of offering costs of $603,000. ASBH contributed $9,616,000 or approximately 60% of the net proceeds to the Bank in the form of a capital contribution. ASBH loaned $1,333,080 to the Bank's employee stock ownership plan and the ESOP used those funds to acquire 133,308 shares of common stock at $10 per share.

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

             The factors used in the earnings per share computation follow.

	Six Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Basic
Net income	$ 1,351	$ 1,194	$ 688	$ 584

Weighted average common shares outstanding	13,141,302	13,874,766	13,126,422	13,881,805

Basic earnings per common share	$ 0.10	$ 0.09	$ 0.05	$ 0.04

Diluted
Net income	$ 1,351	$ 1,194	$ 688	$ 584

Weighted average common shares outstanding for basic earnings per common share	13,141,302	13,874,766	13,126,422	13,881,805

Add: Dilutive effects of assumed exercises of stock options	86,411	-	66,732	206

Add: Dilutive effects of full vesting of stock awards	33,855	-	33,045	52
Average shares and dilutive potential common shares	13,261,567	13,874,766	13,226,199	13,882,063

Diluted earnings per common share	$ 0.10	$ 0.09	$ 0.05	$ 0.04

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

             At March 31, 2006, the ESOP held 1,133,571 shares of the Company's common stock and 81,933 of these shares had been allocated to the accounts maintained for participants. Participants become eligible to receive payment of the vested benefits under the plan upon retirement, disability or termination of employment. Participants who elect to receive their benefit payments in the form of American Bancorp of New Jersey, Inc. common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is paid and the second purchase period begins on the first anniversary of the payment date. At September 30, 2005, this contingent repurchase obligation was reflected in the Company's financial statements as "Common stock in ESOP subject to contingent repurchase obligation" and reduces stockholder's equity by an amount that represents the fair value of all the shares of Company common stock held by the ESOP, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At September 30, 2005, this contingent repurchase obligation reduced stockholders' equity by $473,000. On October 5, 2005, the Company completed its second step offering (as discussed in Note 3 to the consolidated financial statements). On October 6, 2005, the Company began trading on Nasdaq which is considered to be an established market under ERISA regulations. As a result, effective October 6, 2005, the Company is no longer required to establish a liability to reflect this repurchase obligation. Consequently, at March 31, 2006, this contingent repurchase obligation was no longer recorded as a reduction of stockholder's equity.

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

             As of the closing of the Company's second step conversion on October 5, 2005, each of the ASBH shares included in the 2005 Restricted Stock Plan and 2005 Stock Option Plan were exchanged for 2.55102 shares of American Bancorp of New Jersey, Inc. Consequently, awarded shares under the 2005 Restricted Stock Plan and 2005 Stock Option Plan totaled 208,295 and 694,315, respectively, at that time.

             Shares of common stock issuable pursuant to outstanding options under the 2005 Stock Option Plan are considered outstanding for purposes of calculating earnings per share on a diluted basis. The Financial Accounting Standards Board has announced a change in the required accounting methods applicable to stock options that became effective during the first quarter of fiscal 2006. Under such accounting requirements, the Company is now required to recognize compensation expense related to stock options outstanding based upon the fair value of such awards at the date of grant over the period that such awards are earned. For the six months ended March 31, 2006, the Company recognized approximately $126,000 of compensation expense relating to the 2005 Stock Option Plan. The Company recognized approximately $19,000 of income tax benefit resulting from this expense for that period.

Next Page

             For accounting purposes, the Company continues to recognize compensation expense for shares of common stock awarded under the 2005 Restricted Stock Plan over the vesting period at the fair market value of the shares on the date they are awarded. For the six months ended March 31, 2006, the Company recognized approximately $156,000 of compensation expense relating to the 2005 Restricted Stock Plan. The Company recognized approximately $62,000 of income tax benefit resulting from this expense for that period.

             During the six months ended March 31, 2006, 6,249 RSP shares and 19,094 SOP options that had been previously awarded were forfeited by a participant due to the participant's discontinued employment by the Bank. The Company reversed approximately $6,400 of accrued RSP compensation expense in the six months ended March 31, 2006 resulting from that forfeiture. The Company may consider awarding such shares and options at a later date.

             As of March 31, 2006, there were approximately $949,000 and $1,038,000, respectively of total unrecognized compensation costs related to nonvested stock options and nonvested restricted stock plan shares. Those costs are expected to be recognized over a weighted-average period of 3.8 years.

For the fiscal year ended September 30, 2005, employee compensation expense for stock options granted in January and May of 2005 were reported using the intrinsic value method. No stock-based compensation cost was reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The table below illustrates the effect on net income and basic and diluted earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation for the comparative three and six month periods ended March 31, 2005.

	Six Months Ended March 31, 2005	Three Months Ended March 31, 2005
Basic
Net Income	$ 1,194	$ 584

Pro forma net income	1,146	536

Weighted average common shares outstanding	13,874,766	13,881,805

Basic earnings per common share	$ 0.09	$ 0.04

Pro forma basic earnings per common share	$ 0.08	$ 0.04

Diluted
Diluted earnings per common share	$ 0.09	$ 0.04

Pro forma diluted earnings per common share	$ 0.08	$ 0.04

Next Page

             The fair value of options granted and actual effects are computed using the Black-Scholes option pricing model, using the following weighted-average assumptions as of the grant dates.

	January 20, 2005	May 6, 2005
Options Awarded

Risk free interest rate	3.67%	3.95%

Expected option life	5.00	5.00

Expected stock price volatility	22.00%	22.00%

Dividend yield	0.00%	0.00%

Weighted average fair value of options granted during year	$ 4.75	$ 5.00

A summary of the activity in the Company's stock option plan for the six months ended March 31, 2006 is as follows.

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	694,315	$ 6.81
Granted	-	-
Exercised	-	-
Forfeited or expired	(19,094)	$ 6.80
Outstanding at end of period	675,221	$ 6.81
Options exercisable at period end	128,790	$ 6.80
Weighted average remaining contractual life		8.8 years

The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2006 was $530,615.

Next Page

A summary of the status of the Company's nonvested restricted stock plan shares as of March 31, 2006 and changes during the six months ended March 31, 2006 are as follows.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	208,295	$ 6.81
Granted	-	-
Vested	(37,908)	$ 6.80
Forfeited or expired	(6,249)	$ 6.80
Nonvested at end of period	164,138	$ 6.81

Next Page

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

              Allowance for Loan Losses. Our policy with respect to the methodologies used to determine the allowance for loan losses is our most critical accounting policy. This policy is important to the presentation of our financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in our results of operations or financial condition.

              In evaluating the level of the allowance for loan losses, management considers the Company's historical loss experience as well as various "environmental factors" including the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Large balance and/or more complex loans, such as multi-family, commercial real estate and construction loans, are evaluated individually for impairment. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change.

              Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes

Next Page

in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2006 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonable to estimate.

              Application of the Bank's loan loss methodology outlined above results, in part, in historical and environmental loss factors being applied to the outstanding balance of homogeneous groups of loans to estimate probable credit losses. For example, as a result of continued loan growth, a part of the Bank's loan portfolio is considered "unseasoned," meaning the loans were originated less than three years ago. Generally, unseasoned loans demonstrate a greater risk of credit losses than their seasoned counterparts. Moreover, in many cases, these unseasoned loans are obligations of borrowers with whom the Bank has had no prior payment experience. These risks are considered in the environmental factors used in the Bank's loss provision calculations as described above. Both historical and environmental loss factors are reviewed and updated quarterly, where appropriate, as part of management's assessment of the allowance for loan losses.

              During the prior fiscal year, changes to environmental factors used in the Bank's loss provision calculations generally reflected the Company's increased strategic focus on commercial real estate and construction lending. Environmental factors applied to the outstanding balance of construction and commercial mortgages reflected increased balances of unseasoned loans and concerns about potential changes in real estate values. However, the impact of these increases were partially offset by reductions in environmental factors attributable to the experience, ability, and depth of lending management and staff both of which were enhanced during the prior fiscal year. No significant changes to environmental factors used in the Bank's loss provision calculations have been made during the first six months of fiscal 2006.

              Management generally expects provisions for loan losses to increase as a result of the net growth in loans called for in the Company's business plan. Specifically, our business strategy calls for increased strategic emphasis in commercial real estate, construction and business lending. The loss factors used in the Bank's loan loss calculations are generally higher for such loans compared with those applied to one-to-four family mortgage loans. Consequently, future net growth in commercial real estate, construction and business loans may result in required loss provisions that exceed those recorded in prior years when comparatively greater strategic emphasis had been placed on growing the 1-4 family mortgage loan portfolio.

Executive Summary

              The Company's results of operations depend primarily on its net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. It is a function of the average balances of loans and investments versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and investments and the cost of those deposits and borrowed funds. Our interest-earning assets consist primarily of residential mortgage loans, multi-family and commercial real estate mortgage loans, residential mortgage-related securities, and U.S. Agency debentures. Interest-bearing liabilities consist primarily of retail deposits and borrowings from the Federal Home Loan Bank of New York.

              During the Company's fiscal year ended September 30, 2004, the general level of market interest rates began to increase from the historical lows of the prior periods. Such increases slowed the pace of loan refinancing, thereby reducing the rate at which the Company's earning assets prepaid. Slowing prepayments resulted in a corresponding reduction in the amortization of deferred costs and premiums

Next Page

thereby increasing the Company's earning asset yields. The Company's cost of interest-bearing liabilities lagged the upward movement in current market interest rates. After decreasing for thirteen consecutive quarters, the Company's cost of interest-bearing liabilities remained unchanged for the quarters ended March 31, 2004 and June 30, 2004 before increasing modestly in the final quarter of the fiscal year ended September 30, 2004. As a result, the Company reported a 16 basis point improvement in its net interest margin to 2.60% for the year ended September 30, 2004 from 2.44% for the year ended September 30, 2003.

              Through the first half of fiscal 2005, the Company continued to realize improvements in its net interest margin as increases in earning asset yields continued to outpace those of its interest bearing-liabilities. However, that trend reversed in the latter half of 2005 when upward pressure on the Company's cost of deposits resulted in an increase in the Company's cost of interest-bearing liabilities greater than the increase in the yield of its interest-earning assets. For the year ended September 30, 2005, the Company experienced a 16 basis point increase in its yield on earning assets to 4.84% from 4.68% for year ended September 30, 2004. This increase was attributable to a 22 basis point increase in the yield on investment securities and a 207 basis point increase in the yield on interest-bearing deposits and other earning assets. These increases were partially offset by a 7 basis point decline in the yield on loans. Offsetting this overall improvement in earning asset yields was a 15 basis point increase in the cost of interest-bearing liabilities to 2.56% from 2.41%. This increase resulted, in part, from a 26 basis point increase in the cost of interest-bearing deposits. This increase was partially offset by an 18 basis point decrease in the cost of borrowings resulting primarily from increased utilization of overnight borrowings. In total, the Company's net interest margin remained unchanged at 2.60% for fiscal 2005 and fiscal 2004.

              During the first half of fiscal 2006, the Company's net interest spread declined to 1.90% in comparison to 2.28% for fiscal 2005 as increases in the Company's cost of interest bearing liabilities continued to outpace the increase in the Company's yield on earning assets. This decline was attributable, in part, to the Company maintaining a comparatively higher average balance of investment securities and short term, liquid assets during the current period. These balances resulted from the initial receipt of capital from the Company's second step conversion which were deployed into such assets throughout the quarter ended December 31, 2005. Additionally, continued upward pressure on the cost of retail deposits resulted in increases in interest expense which outpaced the increase in interest income resulting from improved yields on loans. The average cost of interest bearing deposits increased 59 basis points from 2.16% for fiscal 2005 to 2.75% for the six months ended March 31, 2006. For the same comparative periods, yield on loans increased 6 basis points from 5.32% to 5.38%.

              The factors resulting in the compression of the Company's net interest spread also impacted the Company's net interest margin. However, the effects of that compression were more than offset by the impact of the additional capital raised in the Company's second-step conversion. As a result, the Company's net interest margin increased 15 basis points from 2.60% for fiscal 2005 to 2.75% for the six months ended March 31, 2006.

              Our results of operations are also affected by our provision for loan losses. Provisions for specific nonperforming assets and historical losses based on net charge-offs continue to be nominal due to a history of low charge-offs and the relative stability of nonperforming asset balances. Non-performing loans as a percentage of total assets have increased modestly to 0.32% of total assets at March 31, 2006 from 0.21% of total assets at September 30, 2005. However, management did not perceive this increase in nonperforming assets to require additional loan loss provisions. Consequently, loan loss provisions in the current year continue to be made primarily in connection with the overall growth in portfolio loans.

              Our results of operations also depend on our noninterest income and noninterest expense. Noninterest income includes deposit service fees and charges, income on the cash surrender value of life insurance, gains on sales of loans and securities, gains on sales of other real estate owned and loan related

Next Page

fees and charges. Excluding gains and losses on sale of assets, annualized noninterest income as a percentage of average assets totaled 0.26% for the six months ended March 31, 2006 - a reduction of 1 basis point from 0.27% from fiscal 2005. This decrease is primarily attributable to overall growth in average earning assets outpacing that of fee income from deposits and loans. Such growth resulted from the closing of the Company's second step conversion.

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

              Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses and other general and administrative expenses. Generally, certain operating costs have increased since the Company's first public offering in the beginning of fiscal 2004. Operating as a public entity resulted in comparatively higher legal, accounting and compliance costs throughout fiscal 2004 and fiscal 2005 than had been recorded in earlier years. This trend is expected to continue as the Company incurs additional compliance costs associated with the Sarbanes-Oxley Act of 2002. Additionally, the Company is recording higher employee compensation and benefit expense than it had in the years preceding its stock offerings. Much of this increase is attributable to the implementation of ESOP benefits resulting from the Company's first and second step conversions that did not exist prior to fiscal 2004. Additionally, benefit costs increased as the Company implemented the restricted stock and stock option plans approved by shareholders during fiscal 2005.

              In the aggregate, noninterest expense as a percentage of average assets totaled 1.87% for the six months ended March 31, 2006, a decrease of 15 basis points from 2.02% for fiscal 2005. As noted above, this decrease was largely attributable to the overall growth in average earning assets which outpaced growth in noninterest expenses.

              Notwithstanding the improvements in the noninterest expense ratio noted above, management expects occupancy and equipment expense to increase in future periods as we implement our de novo branching strategy to expand our branch office network. Our current plan is to open up to five de novo branches over approximately the next three to five years. As discussed in our financial statements, we have identified a number of specific sites for de novo branches while we continue to evaluate and pursue additional retail branching opportunities. Costs for land purchase and branch construction will impact earnings going forward. The expenses associated with opening new offices, in addition to the personnel and operating costs that we will have once these offices are open, are expected to significantly increase noninterest expenses.

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

Next Page

              In total, our annualized return on average assets increased 7 basis points to 0.53% for the six months ended March 31, 2006 from 0.46% for fiscal 2005 while annualized return on average equity decreased 317 basis points to 2.13% from 5.30% for the same comparative periods. The reduction in return on average equity reflects the increase in shareholder's equity resulting from the closing of the Company's second step conversion during the quarter ended December 31, 2005.

              Our net interest margin may be adversely affected in either a rising or falling rate environment. A decrease in interest rates could trigger another wave of loan refinancing that could result in the margin compression previously experienced. Conversely, further increases in interest rates from current levels could trigger increases in the Bank's cost of interest-bearing liabilities that continue to outpace its yield on earning assets causing further net interest spread compression. Such compression occurred during the six months ended March 31, 2006 when our net interest spread shrank 38 basis point to 1.90% from 2.28% for the fiscal year ended September 30, 2005. As noted earlier, this decline was attributable, in part, to the Company maintaining a comparatively higher average balance of investment securities and short term, liquid assets during the first half of fiscal 2006 than during fiscal 2005. These balances resulted from the initial receipt of capital proceeds from the Company's second step conversion which were deployed into such assets throughout the quarter ended December 31, 2005. Higher average balances of these assets limited the increase in the yield on earning assets to 12 basis points from 4.84% for fiscal 2005 to 4.96% for the six months ended March 2006.

              The increase in yield on earning assets was offset by a 50 basis point increase in the cost of interest-bearing liabilities from 2.56% for fiscal 2005 to 3.06% for the six months ended March 31, 2006. This increased cost was attributable, in large part, to overall increases in market interest rates and the resulting increases in the Company's cost of retail deposits which continue to be subject to significant upward pressure due to highly competitive market pricing for deposits.

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

Comparison of Financial Condition at March 31, 2006 and September 30, 2005

              Our total assets decreased by $39.6 million, or 7.1%, to $516.3 million at March 31, 2006 from $555.9 million at September 30, 2005. The decrease reflected reductions in cash and cash equivalents, partially offset by increases in securities available for sale, securities held to maturity and loans receivable, net.

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

Next Page

              Cash and cash equivalents decreased by $106.9 million, or 85.0%, to $18.9 million at March 31, 2006 from $125.8 million at September 30, 2005. The decrease in cash and cash equivalents was largely attributable to the investment of capital proceeds received following the closing of the Company's second step conversion into loans receivable, net, securities available-for-sale and securities held-to-maturity. Additionally, the Company refunded $33.7 million of oversubscriptions upon closing the second step conversion.

              Securities classified as available-for-sale increased $30.5 million, or 49.0%, to $92.9 million at March 31, 2006 from $62.3 million at September 30, 2005. Additionally, securities held to maturity increased $4.1 million, or 51.9% to $11.9 million at March 31, 2006 from $7.8 million at September 30, 2005. The net growth in investments reflects the purchase of $57.5 million of securities during the quarter ended December 31, 2005 funded by a portion of the net proceeds received in the Company's second step conversion and the proceeds of a mutual fund sale. The sale comprised the Company's entire investment in a mutual fund whose underlying assets consisted primarily of adjustable rate and other shorter duration mortgage-related securities.

              The securities purchased comprised a combination of fixed and adjustable rate MBS, fixed rate CMOs and fixed rate, non-callable U.S. agency debentures. Securities were selected to complement the short average life and stable cash flow characteristics of the Company's existing securities portfolio. The Company expects to continue utilizing these cash flows, as well as a portion of the remaining balance of cash and cash equivalents noted above, to fund its projected growth in commercial real estate and business loans.

              The following table compares the composition of the Company's investment securities portfolio by security type as a percentage of total assets at March 31, 2006 and September 30, 2005. Amounts reported exclude unrealized gains and losses on the available for sale portfolio.

	March 31, 2006		September 30, 2005
Type of Securities	Amount	Percent of Total Assets	Amount	Percent of Pro Forma Total Assets
	(Dollars in thousands)

Fixed rate MBS	$ 16,224	3.14%	$ 13,007	2.49%
ARM MBS	28,221	5.47	7,770	1.49
Fixed rate CMO	37,795	7.31	26,111	5.00
Floating rate CMO	2,558	0.50	2,809	0.54
ARM mutual fund	-	-	10,000	1.92
Fixed rate agency debentures	21,917	4.25	11,998	2.30
Total	$ 106,715	20.67%	$ 71,695	13.74%

              Assuming no change in interest rates, the estimated average life of the investment securities portfolio, excluding the ARM mutual fund, was 2.17 years and 2.26 years at March 31, 2006 and September 30, 2005, respectively. Assuming a hypothetical immediate and permanent increase in interest rates of 300 basis points, the estimated average life of the portfolio extends to 2.54 years and 2.67 years at March 31, 2006 and September 30, 2005, respectively.

              Loans receivable, net increased by $31.0 million, or 9.1%, to $372.0 million at March 31, 2006 from $341.0 million at September 30, 2005. The growth was comprised of net increases in multi-family, commercial real estate and construction loans totaling $14.7 million coupled with net increases in commercial and business loans totaling $3.9 million. Together, net growth in these loan balances totaled

Next Page

$18.6 million comprising approximately 60% of the Company's net increase in loans receivable for the year. The remaining net growth in loans included increases in one-to-four family mortgages, including home equity loans and home equity lines of credit, totaling $12.6 million.

              The following two tables compare the composition of the Company's loan portfolio by loan type as a percentage of total assets at March 31, 2006 with that of September 30, 2005. Amounts reported exclude allowance for loan losses and net deferred origination costs.

              The table below generally defines loan type by loan maturity and/or repricing characteristics:

	March 31, 2006		September 30, 2005
Type of Loans	Amount	Percent of Total Assets	Amount	Percent of Pro Forma Total Assets
	(Dollars in thousands)

Construction	$ 7,919	1.53%	$ 1,100	0.21%
1/1 and 3/3 ARMs	5,303	1.03	3,664	0.70
3/1 and 5/1 ARMs	129,469	25.09	115,878	22.22
5/5 and 10/10 ARMs	41,091	7.96	37,079	7.11
7/1 and 10/1 ARMs	1,703	0.33	1,743	0.33
15 year fixed or less	109,616	21.23	108,731	20.85
Greater than 15 year fixed	56,500	10.94	58,852	11.28
Home equity lines of credit	16,225	3.14	13,413	2.57
Consumer	722	0.14	702	0.13
Commercial	4,653	0.90	746	0.14

Total	$ 373,201	72.29%	$ 341,908	65.54%

             The table below generally defines loan type by collateral or purpose:

	March 31, 2006		September 30, 2005
Type of Loans	Amount	Percent of Total Assets	Amount	Percent of Pro Forma Total Assets
	(Dollars in thousands)

Construction	$ 7,919	1.53%	$ 1,100	0.21%
1-4 family mortgage	277,166	53.70	267,332	51.25
Multifamily (5+) mortgage	31,976	6.19	27,519	5.28
Nonresidential mortgage	34,540	6.69	31,096	5.96
Home equity lines of credit	16,225	3.14	13,413	2.57
Consumer	722	0.14	702	0.13
Commercial	4,653	0.90	746	0.14

Total	$ 373,201	72.29%	$ 341,908	65.54%

             Total deposits decreased by $11.7 million, or 3.4%, to $329.2 million at March 31, 2006 from $340.9 million at September 30, 2005. This decrease was primarily attributable to $9.8 million of deposit balances withdrawn to purchase shares in the Company's stock offering. The remaining $1.9 million of net deposit withdrawals were primarily attributable to aggressive deposit competition in the markets served by the Company. In total, savings deposits declined $11.7 million, or 9.5% while certificates of deposit increased

Next Page

$341,000. Checking deposits, including demand, NOW and money market checking accounts, decreased $347,000 or 0.5% to $64.5 million.

The following table compares the composition of the Company's deposit portfolio by category as a percentage of total assets at March 31, 2006 with that of September 30, 2005.

	March 31, 2006		September 30, 2005
Deposit category	Amount	Percent of Total Assets	Amount	Percent of Pro Forma Total Assets
	(Dollars in thousands)

Money market checking	$ 24,228	4.69%	$ 25,759	4.94%
Other checking	40,273	7.80	39,088	7.49
Money market savings	17,787	3.45	32,736	6.28
Other savings	93,754	18.16	90,534	17.36
Certificates of deposit	153,148	29.66	152,808	29.29
Total	$ 329,190	63.76%	$ 340,925	65.36%

              FHLB advances decreased $1.3 million, or 2.5%, to $52.4 million at March 31, 2006 due to scheduled principal repayments of advance amortization and maturities.

              The following table compares the composition of the Company's borrowing portfolio by remaining term to maturity as a percentage of total assets at March 31, 2006 with that of September 30, 2005. Scheduled principal payments on amortizing borrowings are reported as maturities.

	March 31, 2006		September 30, 2005
Remaining Term	Amount	Percent of Total Assets	Amount	Percent of Pro Forma Total Assets
	(Dollars in thousands)

Overnight	$ 700	0.14%	$ -	-%
One year or less	9,061	1.76	8,060	1.55
One to two years	6,064	1.17	8,062	1.55
Two to three years	14,067	2.72	12,065	2.30
Three to four years	7,513	1.46	7,547	1.45
Four to five years	6,000	1.16	6,000	1.15
More than five years	9,000	1.74	12,000	2.30

Total	$ 52,405	10.15%	$ 53,734	10.30%

              Equity increased $89.1 million, or 225.6% to $128.6 million at March 31, 2006 from $39.5 million at September 30, 2005. The increase was primarily due to capital proceeds of $89.6 million resulting from the Company's closing of its second step conversion. The increase also reflects net income of $1.4 million for the six months ended March 31, 2006, offset by dividends paid of approximately $1.0 million. Further, the amount reclassified on ESOP shares decreased $473,000 to $0. On October 5, 2005, the Company completed its second step offering (as discussed in Note 3 to the consolidated financial statements). On October 6, 2005, the Company began trading on Nasdaq which is considered to be an established market under ERISA regulations. As a result, effective October 6, 2005, the Company is no longer required to establish a liability to reflect this repurchase obligation.

Next Page

Comparison of Operating Results for the Three Months Ended March 31, 2005 and March 31, 2005

              General. Net income for the three months ended March 31, 2006 was $688,000, an increase of $104,000, or 17.8% from the three months ended March 31, 2005. The increase in net income resulted from an increase in net interest income and non-interest income offset by an increase in noninterest expense, the provision for loan losses and the provision for income taxes.

              Interest Income. Total interest income increased 22.6% or $1.1 million to $6.2 million for the three months ended March 31, 2006 from $5.1 million for the three months ended March 31, 2005. For those same comparative quarters, the average yield on interest-earning assets increased 19 basis points to 5.04% from 4.85% while the average balance of interest-earning assets increased $75.0 million or 17.9% to $494.8 million from $419.8 million.

              Interest income on loans increased $502,000 or 11.6%, to $4.8 million for the three months ended March 31, 2006 from $4.3 million for the same quarter in 2005. This increase was due, in part, to a $35.9 million increase in the average balance of loans receivable to $360.4 million for the quarter ended March 31, 2006 from $324.4 million for the quarter ended March 31, 2005. In addition, the average yield on loans increased 2 basis points to 5.38% from 5.36% for those same comparative periods. The increase in the average balance of loans receivable was the result of loan originations exceeding repayments due to strong borrower demand and a growing strategic emphasis on commercial real estate lending.

              The rise in interest income on loans was augmented by higher interest income on securities, which increased $421,000 or 59.2% to $1.1 million for the three months ended March 31, 2006 from $711,000 for the same three months in 2005. The increase was due in part, to a 90 basis point increase in the average yield on securities which grew to 4.11% from 3.21% for the same comparative periods. The impact on interest income attributable to this increase was further enhanced by a $21.5 million increase in the average balance of investment securities to $110.1 million for the three months ended March 31, 2006 from $88.5 million for the same 2005 period. The increase in yield primarily resulted from purchases of investment securities with the proceeds of the Company's second step conversion and, to a lesser extent, on slowing prepayments which reduced net premium amortization and higher yields on adjustable rate securities which have repriced upward in accordance with the general movement of market interest rates.

              Further, interest income on federal funds sold and other interest-bearing deposits increased $227,000 to $260,000 for the three months ended March 31, 2006 from $33,000 for the same period in 2005. This increase was due, in part, to an increase of $17.5 million in the average balance of these assets to $24.3 million for the three months ended March 31, 2006 from $6.9 million for the three months ended March 31, 2005. The impact on interest income attributable to this growth was further augmented by a 237 basis point rise in the average yield on these assets which increased to 4.27% from 1.90% due largely to increases in market interest rates.

              Interest Expense. Total interest expense increased by $530,000 or 23.6% to $2.8 million for the three months ended March 31, 2006 from $2.2 million for the same three months in fiscal 2005. For those same comparative periods, the average cost of interest-bearing liabilities increased 69 basis points from 2.44% to 3.13%, while the average balance of interest-bearing liabilities declined $13.1 million or 3.6% to $354.1 million for the three months ended March 31, 2006 from $367.2 million for the same quarter in fiscal 2005.

              Interest expense on deposits increased $602,000 or 39.2% to $2.1 million for the quarter ended March 31, 2006 from $1.5 million for the quarter ended March 31, 2005. This increase was due, in part, to an 82 basis point increase in the average cost of interest-bearing deposits to 2.84% for the quarter ended March 31, 2006 from 2.02% for the same quarter in fiscal 2005. The components of this increase include an 83 basis point increase in the average cost of certificates of deposit, a 96 basis point increase in the average

Next Page

cost of interest-bearing checking accounts and a 46 basis point increase in the average cost of savings accounts. The increase in the average cost was partly offset by a decline of $2.2 million in the average balance of interest-bearing deposits for those same comparative periods. The components of this net decrease for the comparative periods include an increase of $24.1 million in the average balance of certificates of deposit, a $28.0 million decrease in the average balance of savings accounts and a $1.6 million increase in the average balance of interest-bearing checking accounts.

              Interest expense on FHLB advances decreased $72,000 to $635,000 for the three months ended March 31, 2006 from $707,000 for the same period in fiscal 2005. This decrease was due, in part, to a $10.9 million decrease in the average balance to $52.7 million for the three months ended March 31, 2006 from $63.7 million for the same three months in fiscal 2005. The impact on expense attributable to this decrease in average balance was partly offset by a 38 basis point increase in the average cost of advances from 4.45% for the three months ended March 31, 2005 to 4.83% for the same period in fiscal 2006. The higher average cost for the current quarter is primarily due to the lower average balance of overnight repricing line of credit borrowings compared with that held during the earlier comparative quarter. The cost of such overnight borrowings during that earlier quarter was significantly less than that of the remaining portfolio of fixed-rate term advances.

             Net Interest Income. Net interest income increased by $620,000 or 21.8%, to $3.5 million for the three months ended March 31, 2006 from $2.8 million for the three months ended March 31, 2005. The net interest rate spread declined 50 basis points from 2.41% to 1.91% for the same comparative periods, while the net interest margin increased 9 basis points from 2.71% to 2.80%.

             Provision for Loan Losses. Using the allowance methodology described earlier, the provision for loan losses totaled $159,000 for the three months ended March 31, 2006 representing an increase of $89,000 over the same three months in 2005. The comparative three month provisions generally resulted from the incremental growth in the outstanding balance of the loans on which historical and environmental loss factors are applied. For the three months ended March 31, 2006, loans receivable, net increased 5.0% to $372.0 million from $354.2 million at December 31, 2005. Total gross loan balances, excluding loans held for sale, net deferred loan costs and the allowance for loan loss, grew $17.9 million. The growth was comprised of a net increase in the disbursed balances of construction loans of $3.3 million, net increases in multi-family and commercial real estate loans totaling $6.0 million and a net increase in commercial loans totaling $2.8 million. Additional components of the net change in gross loan balances included net increases in one-to-four family mortgages totaling $6.0 million coupled with increases in home equity loans of $329,000.

              By comparison, loan growth for the three months ended March 31, 2005 totaled $14.8 million or $3.1 million less than the same comparative period this year. The growth in this prior comparative period was comprised of an increase in one-to-four family mortgages totaling $10.2 million, an increase of $3.7 million in multi-family and commercial real estate loans, an increase of $218,000 in commercial loans, an increase of $16,000 in home equity loans and by net increases in the disbursed balances of construction loans totaling $949,000, offset by a decrease in consumer loans totaling $18,000.

              In total, the allowance for loan losses as a percentage of gross loans outstanding increased 1 basis point to 0.51% at March 31, 2006 from 0.50% at March 31, 2005. These ratios reflect allowance for loan loss balances of $1.9 million and $1.7 million, respectively. The level of the allowance is based on estimates and the ultimate losses may vary from those estimates.

              Noninterest Income. Noninterest income increased $82,000 to $372,000 for the three months ended March 31, 2006 compared to $290,000 for the same period in 2005. This increase was primarily attributable to increases in deposit service fees, loan related fee income and improvement in income from cash surrender value of life insurance. Deposit service fees and charges increased $37,000 while

Next Page

income from cash surrender value of life insurance increased by $7,000 reflecting higher policy balances held by the Company. In addition, gain on sale of held-for-sale loans increased $6,000 and other noninterest income increased by $32,000 resulting primarily from collection of comparatively higher loan prepayment penalties.

              Noninterest Expense. Noninterest expense increased $410,000, or 19.0% to $2.6 million for the three months ended March 31, 2006 from $2.2 million for the three months ended March 31, 2005. This increase was attributable to higher expenses for salaries and benefits, occupancy and equipment, data processing, professional and consulting fees, and other noninterest expenses, partially offset by decreases in advertising and legal fees.

              Salaries and employee benefits increased $354,000 or 26.5% to $1.7 million for the three months ended March 31, 2006 as compared to $1.3 million for the same period in 2005. Salaries and wages including bonus and payroll taxes, increased $189,000 or 20.3% due, in large part, to executive and lending staffing additions coupled with overall annual increases in employee compensation. Retirement and stock benefit plan costs increased $113,000. This increase was due, in large part, to a $83,000 increase in ESOP expenses attributable to increased plan benefits arising from the Company's second step conversion (See Note 5 Employee Stock Ownership Plan) coupled with overall increases in ABNJ share value. Additionally, the Company recorded restricted stock plan and stock option benefit plan expenses of $71,000 and $63,000, respectively, for the three months ended March 31, 2006. By comparison, such expenses during the same period in 2005 totaled $66,000 and were limited to restricted stock plan expenses as the Company had not yet adopted FAS 123R. Together, these factors contributed $68,000 to the comparative increase in retirement and stock benefit plan costs. These benefit cost increases were partly offset by a decrease in profit sharing expense of $44,000 resulting from the absence of such expense in the current fiscal year due to the Company's discontinuation of that plan. Further, medical and other insurance benefit premiums, net of employee co-payments, increased $15,000 or 14.0%. Finally, various employee expenses increased $38,000 resulting primarily from comparatively greater costs associated with employee training and personnel procurement expenses.

              Occupancy and equipment expense increased $2,000 to $206,000 for the three months ended March 31, 2006 as compared to $204,000 for the same three months in fiscal 2005. This decrease was primarily attributable to a $5,000 decrease in equipment and computer depreciation expense, offset by higher expenses for utilities expense. For the same comparative periods, data processing costs increased $9,000 from $148,000 to $157,000 primarily due to upcoming enhancements to the Company's internet banking systems.

              Legal fees decreased $58,000 to $23,000 for the three months ended March 31, 2006 from $81,000 for the three months ended March 31, 2005. This decrease was due, in part, to the recording of legal expenses in the earlier comparative quarter which related to matters including those addressed at the Company's annual meeting held in January 2005. Offsetting this decrease were increases in professional and consulting fees, including auditing and accounting expenses, which increased $38,000 to $137,000 for those same comparative periods. In large part, these increases were attributable to consulting costs incurred by the Company relating to compliance with the Sarbanes Oxley Act of 2002 and the outsourcing of other internal audit-related services.

              Advertising expenses decreased $3,000 or 4.0% to $73,000 for the three months ended March 31, 2006 from $76,000 for the three months ended March 31, 2005, due to lower expenses for agency fees offset, in part, by higher expenses for print ads, promotions, and other marketing initiatives. Finally, other noninterest expenses increased $68,000 for the same comparative six months periods due, in large part, to increases in net loan processing charges and other general and administrative expenses.

Next Page

             Provision for Income Taxes. The provision for income taxes increased $99,000 for the three months ended March 31, 2006 from the same period in fiscal 2005. The effective tax rate was 38.3% and 36.0% for the three months ended March 31, 2006 and 2005, respectively. The increase in the effective tax rate was primarily attributable to the decline in the average balance of investment securities held by the Bank's investment subsidiary, American Savings Investment Corporation ("ASIC"). ASIC is a wholly owned New Jersey investment subsidiary formed in August 2004 by American Bank of New Jersey. The purpose of this subsidiary is to invest in stocks, bonds, notes and all types of equity, mortgages, debentures and other investment securities. Interest income from this subsidiary is taxed by the state of New Jersey at an effective rate lower than the statutory corporate state income tax rate.

               Throughout fiscal 2006, cash flows from ASIC continued to be utilized by the Bank to fund loan growth. This resulted in comparatively lower net income recorded by the investment subsidiary offset by greater net income recorded by the Bank resulting in the increase in the Company's effective income tax rate.

              Additionally, the Company recorded non-deductible expenses associated with incentive stock options issued under the 2005 Stock Option Plan which increased the Company's effective income tax rate.

              Comparison of Operating Results for the Six Months Ended March 31, 2006 and March 31, 2005

       General. Net income for the six months ended March 31, 2006 was $1.4 million, an increase of $157,000, or 13.2% from the six months ended March 31, 2005. The increase in net income resulted from an increase in net interest income partially offset by a decrease in non-interest income coupled with increases in noninterest expense, the provision for loan losses and the provision for income taxes.

       Interest Income. Total interest income increased 23.3% or $2.3 million to $12.3 million for the six months ended March 31, 2006 from $10.0 million for the six months ended March 31, 2005. For those same comparative quarters, the average yield on interest-earning assets increased 16 basis points to 4.96% from 4.80% while the average balance of interest-earning assets increased $80.5 million or 19.3% to $497.2 million from $416.7 million.

              Interest income on loans increased $1.1 million or 12.4%, to $9.5 million for the six months ended March 31, 2006 from $8.5 million for the same period in 2005. This increase was due, in part, to a $36.2 million increase in the average balance of loans receivable to $354.7 million for the six months ended March 31, 2006 from $318.5 million for the six months ended March 31, 2005. In addition, the average yield on loans increased 5 basis points to 5.38% from 5.33% for those same comparative periods. The increase in the average balance of loans receivable was the result of loan originations exceeding repayments due to strong borrower demand and a growing strategic emphasis on commercial real estate lending.

              The rise in interest income on loans was augmented by higher interest income on securities, which increased $459,000 or 31.7% to $1.9 million for the six months ended March 31, 2006 from $1.4 million for the same six months in 2005. The increase was due in part, to a 76 basis point increase in the average yield on securities which grew to 3.94% from 3.18% for the same comparative periods. The impact on interest income attributable to this increase was further augmented by a $5.9 million increase in the average balance of investment securities to $97.0 million for the six months ended March 31, 2006 from $91.1 million for the same 2005 period. The increase in yield primarily resulted from purchases of investment securities with the proceeds of the Company's second step conversion and, to a lesser extent, on slowing prepayments which reduced net premium amortization and higher yields on adjustable rate securities which have repriced upward in accordance with the general movement of market interest rates.

Next Page

              Further, interest income on federal funds sold and other interest-bearing deposits increased $811,000 to $872,000 for the six months ended March 31, 2006 from $61,000 for the same period in 2005. This increase was due, in part, to an increase of $38.4 million in the average balance of these assets to $45.5 million for the six months ended March 31, 2006 from $7.1 million for the six months ended March 31, 2005. The impact on interest income attributable to this growth was further augmented by a 211 basis point rise in the average yield on these assets which increased to 3.83% from 1.72%.

              Interest Expense. Total interest expense increased by $1.1 million or 23.8% to $5.5 million for the six months ended March 31, 2006 from $4.4 million for the same six months in fiscal 2005. For those same comparative periods, the average cost of interest-bearing liabilities increased 63 basis points from 2.43% to 3.06%, while the average balance of interest-bearing liabilities decreased $5.8 million or 1.6% to $357.8 million for the six months ended March 31, 2006 from $363.6 million for the same six months in fiscal 2005.

              Interest expense on deposits increased $1.2 million or 38.6% to $4.2 million for the six months ended March 31, 2006 from $3.0 million for the same period in fiscal 2005. This increase was due, in part, to a $2.8 million increase in the average balance of interest-bearing deposits to $304.6 million for the six months ended March 31, 2006 from $301.8 million for the same period in fiscal 2005. The components of this net increase for the comparative periods include an increase of $28.9 million in the average balance of certificates of deposit and a $1.4 million increase in the average balance of interest-bearing checking accounts partially offset by a $27.6 million decrease in the average balance of savings accounts.

              The impact on interest expense attributable to the net growth in these average balances was exacerbated by a 75 basis point increase in the average cost of interest-bearing deposits to 2.75% for the six months ended March 31, 2006 from 2.00% for the same period in fiscal 2005. The components of this increase include an 82 basis point increase in the average cost of certificates of deposit, a 94 basis point increase in the average cost of interest-bearing checking accounts and a 29 basis point increase in the average cost of savings accounts.

              Interest expense on FHLB advances decreased $113,000 to $1.3 million for the six months ended March 31, 2006 from $1.4 million for the same period in fiscal 2005. This decrease was due, in part, to an $8.6 million decrease in the average balance to $53.2 million for the six months ended March 31, 2006 from $61.8 million for the same six months in fiscal 2005. The impact on expense attributable to this decrease in average balance was partly offset by a 32 basis point increase in the average cost of advances from 4.54% for the six months ended March 31, 2005 to 4.85% for the same period in fiscal 2006. The higher average cost for the current period was primarily due to the lower average balance of overnight repricing line of credit borrowings compared with that held during the earlier comparative period. The cost of such overnight borrowings during that earlier period was significantly less than that of the remaining portfolio of fixed-rate term advances.

             Net Interest Income. Net interest income increased by $1.2 million or 22.9%, to $6.8 million for the six months ended March 31, 2006 from $5.6 million for the six months ended March 31, 2005. The net interest rate spread declined 46 basis points from 2.36% to 1.90% for the same comparative periods, while the net interest margin increased 8 basis points from 2.67% to 2.75%.

              Provision for Loan Losses. Using the allowance methodology described earlier, the provision for loan losses totaled $246,000 for the six months March 31, 2006 representing an increase of $134,000 over the same six months in 2005. The comparative six month provisions generally resulted from the incremental growth in the outstanding balance of the loans on which historical and environmental loss factors are applied. For the six months ended March 31, 2006, loans receivable, net increased 9.1% to $372.0 million from $341.0 million at September 30, 2005. Total gross loan balances, excluding loans held for sale, net deferred loan costs and the allowance for loan loss, grew $31.2 million or 9.1%. The growth

Next Page

was comprised of a net increase in the disbursed balances of construction loans of $1.1 million, net increases in multi-family and commercial real estate loans totaling $7.9 million and a net increase in commercial loans totaling $3.9 million. Additional components of the net change in gross loan balances included net increases in one-to-four family mortgages totaling $9.8 million coupled with increases in home equity loans of $2.8 million.

              By comparison, loan growth for the six months ended March 31, 2005 totaled $24.4 million or $6.8 million less than the same comparative period this year. The growth in this prior comparative period was comprised of an increase in one-to-four family mortgages totaling $10.6 million, an increase of $12.3 million in multi-family and commercial real estate loans, an increase of $265,000 in commercial loans, an increase of $707,000 in home equity loans and by net increases in the disbursed balances of construction loans totaling $838,000, offset by a decrease in consumer loans totaling $45,000.

              In total, the allowance for loan losses as a percentage of gross loans outstanding increased 1 basis point to 0.51% at March 31, 2006 from 0.50% at March 31, 2005. These ratios reflect allowance for loan loss balances of $1.9 million and $1.7 million, respectively. The level of the allowance is based on estimates and the ultimate losses may vary from those estimates.

              Noninterest Income. Noninterest income decreased $139,000 to $398,000 for the six months ended March 31, 2006 compared to $537,000 for the same period in 2005. This reduction was primarily attributable to a $271,000 loss on sale of an underperforming investment security during the prior quarter ended December 31, 2005. Excluding that loss, comparative noninterest income for the six months ended March 31, 2006 would have increased by $132,000 due largely to increases in deposit service fees, loan related fee income and improvement in income from cash surrender value of life insurance. Deposit service fees and charges increased $46,000 while income from cash surrender value of life insurance increased by $22,000 reflecting higher policy balances held by the Company. In addition, gain on sale of held-for-sale loans increased $7,000 and other noninterest income increased by $57,000 resulting primarily from collection of comparatively higher loan prepayment penalties.

              Noninterest Expense. Noninterest expense increased $698,000, or 17.0% to $4.8 million for the six months ended March 31, 2006 from $4.1 million for the six months ended March 31, 2005. This increase was attributable to higher expenses for salaries and benefits, data processing, professional and consulting fees, and other noninterest expenses, partially offset by decreases in occupancy and equipment, advertising and legal fees.

              Salaries and employee benefits increased $542,000 or 21.3% to $3.1 million for the six months ended March 31, 2006 as compared to $2.5 million for the same period in 2005. Salaries and wages including bonus and payroll taxes, increased $281,000 or 15.4% due, in part, to executive and lending staffing additions coupled with overall annual increases in employee compensation. Retirement and stock benefit plan costs increased $170,000. This increase was due in large part to a $157,000 increase in ESOP expenses attributable to increased plan benefits arising from the Company's second step conversion (See Note 5 Employee Stock Ownership Plan). Additionally, the Company recorded restricted stock plan and stock option benefit plan expenses of $156,000 and $126,000, respectively, for the six months ended March 31, 2006. By comparison, such expenses during the same period in 2005 totaled $66,000. This amount included only three months of RSP expenses reflecting plan approval by shareholders in January 2005 and no expenses associated with stock option plans as the Company had not yet adopted FAS 123R. Together, these factors contributed $215,000 to the comparative increase in retirement and stock benefit plan costs. These benefit cost increases were partly offset by a decrease in profit sharing expense of $219,000 resulting from the absence of such expense in the current fiscal year due to the Company's discontinuation of that plan. Further, medical and other insurance benefit premiums, net of employee co-payments, increased $26,000 or 12.1%. Finally, various employee expenses increased $66,000 resulting

Next Page

primarily from comparatively greater costs associated with employee training and personnel procurement expenses.

              Occupancy and equipment expense decreased $4,000 to $405,000 for the six months ended March 31, 2006 as compared to $409,000 for the same six months in fiscal 2005. This decrease was primarily attributable to a $10,000 decrease in computer depreciation expense, offset by higher expenses for utilities expense. For the same comparative periods, data processing costs increased $22,000 from $293,000 to $315,000 primarily due to upcoming enhancements to the Company's internet banking systems.

              Legal fees decreased $48,000 to $108,000 for the six months ended March 31, 2006 from $156,000 for the six months ended March 31, 2005. This decrease was due, in part, to the recording of legal expenses in the earlier comparative period which related to matters including those addressed at the Company's annual meeting held in January 2005. Offsetting this decrease were increases in professional and consulting fees, including auditing and accounting expenses, which increased $89,000 to $255,000 for those same comparative periods. In large part, these increases were attributable to consulting costs incurred by the Company relating to compliance with the Sarbanes Oxley Act of 2002 and the outsourcing of other internal audit-related services.

              Advertising expenses decreased $15,000 or 10.7% to $125,000 for the six months ended March 31, 2006 from $140,000 for the six months ended March 31, 2005, due to lower expenses for agency fees offset, in part, by higher expenses for print ads, promotions, and other marketing initiatives. Finally, other noninterest expenses increased $112,000 for the same comparative six months periods due, in large part, to increases in net loan processing charges and other general and administrative expenses.

             Provision for Income Taxes. The provision for income taxes increased $146,000 for the six months ended March 31, 2006 from the same period in fiscal 2005. The effective tax rate was 38.3% and 36.7% for the six months ended March 31, 2006 and 2005, respectively. The increase in the effective tax rate was primarily attributable to the decline in the average balance of investment securities held by the Bank's investment subsidiary, American Savings Investment Corporation ("ASIC"). ASIC is a wholly owned New Jersey investment subsidiary formed in August 2004 by American Bank of New Jersey. The purpose of this subsidiary is to invest in stocks, bonds, notes and all types of equity, mortgages, debentures and other investment securities. Interest income from this subsidiary is taxed by the state of New Jersey at an effective rate lower than the statutory corporate state income tax rate.

               Throughout fiscal 2006, cash flows from ASIC were utilized by the Bank to fund loan growth. This resulted in comparatively lower net income recorded by the investment subsidiary offset by greater net income recorded by the Bank resulting in the increase in the Company's effective income tax rate.

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

Next Page

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

              Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various loan products and in securities collateralized by loans. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities. At March 31, 2006, the total approved loan origination commitments outstanding amounted to $17.3 million. At the same date, unused lines of credit were $19.9 million and construction loans in process were $10.7 million.

              Certificates of deposit scheduled to mature in one year or less at March 31, 2006, totaled $108.9 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. Additionally, at March 31, 2006 the Bank has $9.8 million of borrowings from the Federal Home Loan Bank of New York ("FHLB") maturing in one year or less. Repayment of such advances increases the Bank's unused borrowing capacity from the FHLB which, at March 31, 2006 totaled $67.0 million. In calculating our borrowing capacity, the Bank utilizes the Federal Home Loan Bank's guideline, which generally limits advances secured by residential mortgage collateral to 25% of the Bank's total assets.

              The following tables disclose our contractual obligations and commercial commitments as of March 31, 2006. Scheduled principal payments on amortizing borrowings are reported as maturities.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
(In thousands)
Time Deposits	$ 153,148	$ 108,929	$ 29,224	$ 4,827	$ 10,168
Federal Home Loan Bank advances(1)	52,405	9,761	20,130	13,514	9,000
Total	$ 205,553	$ 118,690	$ 49,354	$ 18,341	$ 19,168

___________________
(1)	At March 31, 2006, the total collateralized borrowing limit was $119.4 million of which we had $52.4 million outstanding.

Next Page

	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In thousands)
Lines of credit(1)	$ 19,862	$ 2,415	$ 914	$ 575	$ 15,958
Construction loans in process	10,687	350	10,337	-	-
Other commitments to extend credit	17,336	17,336	-	-	-
Total	$ 47,885	$ 20,101	$ 11,251	$ 575	$ 15,958

___________________
(1)	Represents amounts committed to customers.

              In addition to the above commitments, the Company has financial obligations regarding outstanding contracts for sale relating to future branch sites. As of March 31, 2006, the Bank has paid deposits totaling $417,500 on sale contracts for future branch locations. Upon closing, the Bank is committed to disbursing an additional $4,957,500 to fulfill its obligations under these contracts. These commitments are contingent upon the fulfillment of certain conditions outlined in the sale contracts.

              Capital

Consistent with its goals to operate a sound and profitable financial organization, American Bank of New Jersey actively seeks to maintain a "well capitalized" institution in accordance with regulatory standards. The Bank's total equity was $80.7 million at March 31, 2006, or 16.89% of total assets on that date. As of March 31, 2006, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank's regulatory capital ratios at March 31, 2006 were as follows: core capital 17.08%; Tier I risk-based capital, 29.92%; and total risk-based capital, 30.58%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

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

             Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

•	The interest income we earn on our interest-earning assets such as loans and securities; and
•	The interest expense we pay on our interest-bearing liabilities such as deposits and amounts we borrow.

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

             In addition, changes in interest rates can affect the average lives of loans and mortgage-backed and related securities. For example, a reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing cost. This causes reinvestment risk, because we are generally not able to reinvest prepayments at rates that are comparable to the rates we previously earned on the prepaid loans or securities. By contrast, increases in interest rates reduce the incentive for borrowers to refinance their debt. In such cases, prepayments on loans and mortgage-backed and related securities may decrease thereby extending the average lives of such assets and reducing the cash flows that are available to be reinvested by the Company at higher interest rates. At March 31, 2006, 74.3% of our loan portfolio was comprised of one- to four-family mortgage loans, which experienced very high prepayment rates during recent years.

             Tables presenting the composition and allocation of the Company's interest-earning assets and interest-costing liabilities from an interest rate risk perspective are presented in the preceding section of this report titled "Comparison of Financial Condition at March 31, 2006 and September 30, 2005." These tables present the Company's investment securities, loans, deposits, and borrowings by categories that reflect the contractual repricing characteristics of the underlying assets or liabilities. Presented as a percentage of total assets, the comparative data presents changes in the repricing characteristics of the Company's balance sheet - an important component of interest rate risk.

             Our net interest rate spread is the difference between the yields we receive on our interest-earning assets and the rates we pay on our interest-costing liabilities. Through the first half of fiscal 2005, the Company continued to realize improvements in its net interest spread as increases in earning asset yields continued to outpace increases in the cost of its interest bearing-liabilities. However, that trend reversed in the latter half of 2005 when upward pressure on the Company's cost of deposits resulted in greater increases in the Company's cost of interest-bearing liabilities than those of its interest earning assets. The trend of net interest spread compression continued in the six months ended March 31, 2006 during which our net interest spread decreased to 1.90% from 2.28% for the year ended September 30, 2005.

Next Page

             In large part, this net interest rate spread compression resulted from an increase in the Company's cost of interest-bearing liabilities which outpaced the increase in the Company's yield on earning assets. This decline was attributable, in part, to the Company maintaining a comparatively higher average balance of shorter duration investment securities and short term, liquid assets during the current fiscal year. These balances resulted from the initial receipt of capital proceeds from the Company's second step conversion which were deployed into higher yielding investment securities throughout the quarter ended December 31, 2005. Additionally, continued upward pressure on the cost of retail deposits resulted in increases in interest expense which outpaced the increase in interest income resulting from improved yields on loans.

             Depending upon the movement of market interest rates, our earnings may continue to be impacted by an "earnings squeeze" in the future. For example, we are vulnerable to an increase in interest rates because the majority of our loan portfolio consists of longer-term, fixed rate loans and recently originated hybrid ARMs that are fixed rate for an initial period of time. At March 31, 2006, excluding allowance for loan losses and net deferred origination costs and including loans held for sale, loans totaled $373.2 million comprising 72.3% of total assets. Of those loans, fixed rate mortgages totaled $166.1 million or 32.2% of total assets while hybrid ARMs, including 3/1, 5/1, 7/1, and 10/1 ARMs totaled $177.6 million or 34.4% of total assets. In an increasing rate environment, our cost of funds may increase more rapidly than the interest earned on our loan portfolio and investment securities portfolio because our primary source of funds is deposits with substantially shorter maturities than the maturities on our loans and investment securities. Having interest-bearing liabilities that reprice more frequently than interest-earning assets will be detrimental during periods of rising interest rates and could cause our net interest rate spread to shrink because the increase in the rates we would earn on our securities and loan portfolios would be less than the increase in the rates we would pay on deposits and borrowings. This could cause a decrease in our earnings and an "earnings squeeze" just as the decrease in interest rates in prior periods had impacted our earnings.

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

             To reduce the effect of interest rate changes on net interest income, we may utilize various strategies aimed at improving the matching of interest-earning asset maturities to interest-bearing liability maturities. The strategies may include:

(1)	Originate and retain loans with adjustable rate features and fixed rate loans with shorter maturities including commercial real estate, construction and business loans;
(2)	Originate longer-term, fixed rate loans eligible for sale in the secondary market and, if warranted, sell such loans;
(3)	Lengthen the maturities of our liabilities through utilization of Federal Home Loan Bank advances;

Next Page

(4)	Attract low cost checking and transaction accounts which tend to be less interest rate sensitive; and
(5)	Purchase short to intermediate term securities and maintain a securities portfolio that provides a stable cash flow, thereby providing investable funds in varying interest rate cycles.

              Quantitative Aspects of Market Risk. The following table presents American Bank of New Jersey's net portfolio value as of December 31, 2005, the latest date for which information is available. The net portfolio value was calculated by the Office of Thrift Supervision, based on information provided by the Bank.

Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets			Board Established Limits
Changes in Rates(1)	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change	Net Portfolio Value Ratio	Basis Point Change
(Dollars in thousands)
+300 bp	69,344	-20,099	-22%	15.26%	-313bp	5.00%	-450bp
+200 bp	76,579	-12,863	-14%	16.46%	-193bp	6.00%	-300bp
+100 bp	83,361	-6,081	-7%	17.51%	-88bp	7.00%	-150bp
0 bp	89,442			18.39%		8.00%
-100 bp	93,480	4,038	+5%	18.88%	+49bp	7.00%	-150bp
-200 bp	93,812	4,370	+5%	18.74%	+35 bp	6.00%	-300bp

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

Next Page

              Additionally, the Company expects to continue the sale of longer-term, fixed rate conforming loan originations into the secondary market while evaluating greater use of the secondary markets for selling other conforming and non-conforming 1-4 family mortgage loan originations. For the quarter ended March 31, 2006, we sold a total of $1.9 million of loans to the Federal National Mortgage Association which resulted in gains on sales of mortgage loans held for sale of $6,000. Because we offer borrowers the option to lock in their interest rate prior to closing their mortgage loans, we may be exposed to market risk on the loans we sell into the secondary market. Once a loan's rate is locked, the price at which we can sell the loan will vary with movements in market interest rates. To manage that risk, we may take forward commitments to sell loans at a fixed price. At March 31, 2006, the Bank had two outstanding contracts to sell long term, fixed rate mortgage loans totaling $694,000 to the Federal National Mortgage Association. Loans sold under contracts drawn in the future may generate additional gains or losses on sale of mortgage loans in subsequent periods.

              Finally, during fiscal 2004 we recognized a $125,000 penalty to prepay $3.0 million of fixed rate FHLB advances with a weighted average cost of 6.28%.  Although no such prepayments were transacted in fiscal 2005 or during the six months ended March 31, 2006 we may evaluate the costs and benefits of further prepayments, which may result in additional one-time charges to earnings in the form of FHLB prepayment penalties to further improve the Bank's net interest spread and margin and enhance future earnings.

Next Page

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 ("the Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of the end of the period covered by this quarterly report are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls: In the quarter ended March 31, 2006, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Next Page

PART II - - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

              At March 31, 2006, the Company and its subsidiaries were not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

              None

ITEM 5. OTHER INFORMATION

              None

ITEM 6. EXHIBITS

(a)	Exhibits

	10.2	Amended Emloyment Agreement between American Bank of New Jersey and Richard M. Bzdek
	10.3	Amended Employment Agreement between American Bank of New Jersey and Eric B. Heyer
	10.6	Amended Employment Agreement between American Bank of New Jersey and Catherine M. Bringuier

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14a and 15d-14a.
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14a and 15d-14a.

	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Next Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Bancorp of New Jersey, Inc. (Registrant)
Date: May 15, 2006	/s/ Joseph Kliminski Joseph Kliminski Chief Executive Officer
Date: May 15, 2006	/s/ Eric B. Heyer Eric B. Heyer Senior Vice President and Chief Financial Officer

End.