Form 10-Q
period 2006-06-30
AMERICAN BANCORP OF NEW JERSEY INC
filed 2006-08-14
CIK 1330039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 11, 2006, there were 14,202,953 outstanding shares of the Registrant's Common Stock.

Next Page

AMERICAN BANCORP OF NEW JERSEY, INC.

Next Page

ITEM 1. FINANCIAL STATEMENTS

American Bancorp of New Jersey, Inc.
Statements of Financial Condition
(in thousands, except share data)
(unaudited)

	June 30, 2006	September 30, 2005
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 3,950	$ 2,622
Interest-bearing deposits	1,403	105,851
Federal funds sold	900	17,300
Total cash and cash equivalents	6,253	125,773

Securities available-for-sale	84,549	62,337
Securities held-to-maturity (fair value: June 30, 2006 - $10,940; September 30, 2005 - $7,694)	11,205	7,824
Loans, net	384,230	341,006
Loans held for sale	523	280
Premises and equipment	6,001	4,131
Federal Home Loan Bank stock, at cost	2,979	3,119
Cash surrender value of life insurance	8,666	7,512
Accrued interest receivable	1,882	1,468
Other assets	2,728	2,410
Total assets	$ 509,016	$ 555,860
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$ 24,400	$ 25,583
Interest-bearing	302,317	315,342
Total deposits	326,717	340,925

Stock subscriptions received	-	115,201
Advance payments by borrowers for taxes and insurance	2,692	2,443
Federal Home Loan Bank borrowings	47,690	53,734
Accrued interest payable and other liabilities	3,667	3,578
Common stock in ESOP subject to contingent repurchase obligation	-	473
Total liabilities	380,766	516,354

Stockholders' Equity
September 30, 2005 - preferred stock, $.10 par value, 5,000,000 shares authorized; June 30, 2006 - preferred stock, $.10 par value, 10,000,000 shares authorized	-	-
September 30, 2005 - common stock, $.10 par value, 20,000,000 shares authorized; 5,554,500 shares issued and outstanding; June 30, 2006 - common stock, $.10 par value, 20,000,000 shares authorized; 14,527,953 shares issued and outstanding	1,453	555
Additional paid-in capital	111,223	17,242
Unearned ESOP shares	(8,662)	(1,064)
Unearned RSP shares	-	(1,212)
Retained earnings	25,645	25,417
Accumulated other comprehensive loss	(1,409)	(959)
Amount reclassified on ESOP shares	-	(473)
Total stockholders' equity	128,250	39,506
Total liabilities and stockholders' equity	$ 509,016	$ 555,860

See accompanying notes to unaudited consolidated financial statements

Next Page

American Bancorp of New Jersey, Inc.
Statements of Income
(in thousands, except share data)
(unaudited)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Interest and dividend income
Loan, including fees	$ 14,754	$ 12,985	$ 5,216	$ 4,502
Securities	2,970	2,121	1,061	671
Federal funds sold and other	1,027	111	155	50
Total interest income	18,751	15,217	6,432	5,223

Interest expense
NOW and money market	592	312	192	106
Savings	1,692	1,599	637	490
Certificates of deposit	4,272	2,811	1,545	1,106
Federal Home Loan Bank advances	1,951	2,181	659	777
Total interest expense	8,507	6,903	3,033	2,479

Net interest income	10,244	8,314	3,399	2,744

Provision for loan losses	355	105	109	(6)

Net interest income after provision for loan losses	9,889	8,209	3,290	2,750

Noninterest income
Deposit service fees and charges	533	502	167	182
Income from cash surrender value of life insurance	234	200	79	67
Gain on sale of loans	12	5	4	3
Loss on sales of securities available-for-sale	(271)	(16)	-	(16)
Other	196	111	56	29
Total noninterest income	704	802	306	265

Noninterest expense
Salaries and employee benefits	4,912	4,368	1,825	1,823
Occupancy and equipment	683	606	279	197
Data processing	466	471	151	177
Advertising	222	198	97	58
Professional and consulting	383	217	128	51
Legal	233	187	125	31
Other	769	580	254	179
Total noninterest expense	7,668	6,627	2,859	2,516

Income before provision for income taxes	2,925	2,384	737	499
Provision for income taxes	1,111	864	273	174

Net income	$ 1,814	$ 1,520	$ 464	$ 325

Comprehensive income (loss)	$ 1,364	$ 1,329	$ (98)	$ 602

Earnings per share:
Basic	$ 0.14	$ 0.11	$ 0.04	$ 0.02
Diluted	$ 0.14	$ 0.11	$ 0.04	$ 0.02

See accompanying notes to unaudited consolidated financial statements

Next Page

American Bancorp of New Jersey, Inc.
Statements of Stockholders' Equity
Nine months ended June 30, 2006
(in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned RSP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Amount Reclassified On ESOP Shares	Total Equity	Compre hensive Income (Loss)
Balance at September 30, 2004	$ 555	$ 15,687	$ (1,200)	$ -	$ 24,806	$ (482)	$ (52)	$ 39,314
RSP stock grants	-	1,419	-	(1,419)	-	-	-	-
RSP shares earned	-	-	-	136	-	-	-	136
ESOP shares earned	-	81	103	-	-	-	-	184
Cash dividends paid - $0.84 per share	-	-	-	-	(1,303)	-	-	(1,303)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	-	-	-	-	-	-	(375)	(375)

Comprehensive income
Net income	-	-	-	-	1,520	-	-	1,520
Change in unrealized gain (loss) on securities available-for-sale, net of taxes	-	-	-	-	-	(191)	-	(191)
Total comprehensive income									$ 1,329
Balance at June 30, 2005	$ 555	$ 17,187	$ (1,097)	$ (1,283)	$ 25,023	$ (673)	$ (427)	$ 39,285

See accompanying notes to unaudited consolidated financial statements

Next Page

American Bancorp of New Jersey, Inc.
Statements of Stockholders' Equity
Nine months ended June 30, 2006
(in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned RSP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Amount Reclassified On ESOP Shares	Total Equity	Compre- hensive Income (Loss)
Balance at September 30, 2005	$ 555	$ 17,242	$ (1,064)	$ (1,212)	$ 25,417	$ (959)	$ (473)	$ 39,506
Transfer of Unearned RSP to APIC due to adoption of FAS 123R	-	(1,212)	-	1,212	-	-	-	-
Issuance and exchange of common stock, net of issuance costs	862	96,661	(7,935)	-	-	-	-	89,588
MHC capital infusion from merger	-	99	-	-	-	-	-	99
RSP stock grants	36	(36)
RSP share purchases	-	(2,254)	-	-	-	-	-	(2,254)
RSP shares earned	-	393	-		-	-	-	393
Stock options earned	-	246	-	-	-	-	-	246
ESOP shares earned	-	84	337	-	-	-	-	421
Cash dividends paid - $0.04 per share	-	-	-	-	(1,586)	-	-	(1,586)
Reclassification due to elimination of repurchase obligation	-	-	-	-	-	-	473	473

Comprehensive income
Net income	-	-	-	-	1,814	-	-	1,814
Change in unrealized gain (loss) on securities available-for-sale, net of taxes	-	-	-	-	-	(450)	-	(450)
Total comprehensive income									$ 1,364
Balance at June 30, 2006	$ 1,453	$ 111,223	$ (8,662)	$ -	$ 25,645	$ (1,409)	$ -	$ 128,250

See accompanying notes to unaudited consolidated financial statements

Next Page

American Bancorp of New Jersey, Inc.
Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$ 1,814	$ 1,520
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	253	267
Net amortization of premiums and discounts	(65)	93
Losses on sales of securities available-for-sale	271	16
ESOP compensation expense	421	184
RSP compensation expense	393	136
SOP compensation expense	246	-
Provision for loan losses	355	105
Increase in cash surrender value of life insurance	(234)	(200)
Gain on sale of loans	12	5
Proceeds from sales of loans	3,961	1,008
Origination of loans held for sale	(4,216)	(1,678)
Decrease (increase) in accrued interest receivable	(414)	(135)
Decrease (increase) in other assets	265	(147)
Change in deferred income taxes	(329)	(240)
Increase (decrease) in other liabilities	88	437
Net cash from operating activities	2,821	1,371

Cash flows from investing activities
Net increase in loans receivable	(43,579)	(30,001)
Purchases of securities held-to-maturity	(4,935)	(6,227)
Principal paydowns on securities held-to-maturity	1,535	762
Purchases of securities available-for-sale	(52,606)	-
Sales of securities available-for-sale	9,750	1,984
Calls of securities available-for-sale	-	2,000
Maturities of securities available-for-sale	5,000	-
Principal paydowns on securities available-for-sale	14,754	16,449
Purchase of Federal Home Loan Bank stock	(1,383)	(2,524)
Redemption of Federal Home Loan Bank stock	1,523	2,111
Purchase of bank-owned life insurance	(920)	(1,000)
Purchase of premises and equipment	(2,123)	(490)
Net cash from investing activities	(72,984)	(16,936)

Cash from financing activities
Net increase (decrease) in deposits	(14,208)	8,675
Net change in advance payments by borrowers for taxes and insurance	249	288
Repayment of Federal Home Loan Bank of New York advances	(6,044)	(16,042)
Federal Home Loan Bank of New York advances	-	15,000
Net change in Federal Home Loan Bank of New York OLOC	-	9,600
Net proceeds from stock issuance	89,588	-
MHC capital infusion	99	-
RSP share purchases	(2,254)	-
Cash dividends paid	(1,586)	(1,303)
Stock subscriptions refunded or applied	(115,201)	-
Net cash from financing activities	(49,357)	16,218
Net change in cash and cash equivalents	(119,520)	653
Cash and cash equivalents at beginning of period	125,773	8,034
Cash and cash equivalents at end of period	$ 6,253	$ 8,687

See accompanying notes to unaudited consolidated financial statements

Next Page

American Bancorp of New Jersey, Inc.
Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2006	2005
Supplemental cash flow information:
Cash paid during the period for
Interest	$ 8,516	$ 6,908
Income taxes, net of refunds	1,494	1,277

Supplemental disclosures of non-cash financing transaction:
Transfer of stock subscriptions received and deposits to capital	89,588	-

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

             After the sale of the stock in the minority offering, the MHC held 70%, or 3,888,150 shares, of the outstanding stock of ASBH, with the remaining 30%, or 1,666,350 shares, held by persons other than the MHC. ASBH held 100% of the Bank's outstanding common stock.

             On October 5, 2005, the Company completed a second step conversion at which time ASB Holding Company ceased to exist and American Bancorp of New Jersey, Inc. became the new holding company for the Bank. The Company currently holds 100% of the outstanding stock of American Bank of New Jersey. See Note 3 Second Step Conversion for further discussion.

             The accompanying unaudited consolidated financial statements include the accounts of American Bancorp of New Jersey, Inc. and its wholly owned subsidiaries, American Bank of New Jersey and ASB Investment Corp. (the "Investment Corp.") as of June 30, 2006 and for the three and nine months ended June 30, 2006. The consolidated financial statements as of September 30, 2005 and the three and nine months ended June 30, 2005 are those of ASB Holding Company, the Company's predecessor. Significant intercompany accounts and transactions have been eliminated in consolidation. References in this Quarterly Report on Form 10-Q to the Company generally refer to the Company and the Bank, unless the context indicates otherwise. References to "we," "us," or "our" refer to the Bank or Company, or both, as the context indicates.

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

Next Page

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

             The results of operations for the nine months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year or any other period.

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

Note 3 - Second Step Conversion

             On October 5, 2005, the Company completed a second step conversion in which the 3,888,150 shares of ASB Holding Company held by American Savings, MHC were converted and sold in a subscription offering. Through this transaction, ASB Holding Company ceased to exist and was supplanted by American Bancorp of New Jersey as the holding company for the Bank. A total of 9,918,750 shares of common stock were sold in the offering at $10 per share through which the Company received proceeds of $97,524,302 net of offering costs of $1,663,198. The Company contributed $48,762,151 or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $7,935,000 to the Bank's ESOP which used those funds to acquire 793,500 shares of common stock at $10 per share.

             As part of the conversion, the 1,666,350 outstanding shares of ASB Holding Company held by public shareholders were each exchanged for 2.55102 of the Company's shares. This exchange resulted in an additional 4,250,719 shares of American Bancorp of New Jersey, Inc. being issued for a total of 14,169,469 outstanding shares.

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

             The factors used in the earnings per share computation follow.

	Nine Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Basic
Net income	$ 1,814	$ 1,520	$ 464	$ 325

Weighted average common shares outstanding	13,090,242	13,883,360	13,015,774	13,900,393

Basic earnings per common share	$ 0.14	$ 0.11	$ 0.04	$ 0.02

Diluted
Net income	$ 1,814	$ 1,520	$ 464	$ 325

Weighted average common shares outstanding for basic earnings per common share	13,090,242	13,883,360	13,015,774	13,900,393

Add: Dilutive effects of assumed exercises of stock options	96,721	13,089	131,797	83,793

Add: Dilutive effects of full vesting of stock awards	33,742	2,551	35,595	16,311

Average shares and dilutive potential common shares	13,220,705	13,899,000	13,183,166	14,000,498

Diluted earnings per common share	$ 0.14	$ 0.11	$ 0.04	$ 0.02

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

Next Page

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

             At June 30, 2006, the ESOP held 1,132,046 shares of the Company's common stock and 80,408 of these shares had been allocated to the accounts maintained for participants. The reported number of total shares and allocated shares held by the ESOP each reflect the cumulative distribution of 1,525 allocated shares to participants in accordance with the plan. The original number of ESOP plan shares totaled 1,133,571 of which 81,933 have been allocated through June 30, 2006. Participants become eligible to receive payment of the vested benefits under the plan upon retirement, disability or termination of employment. Prior to the completion of the second step conversion, participants who elected to receive their benefit payments in the form of ASB Holding Company common stock could require ASBH to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period began on the date the benefit was paid and the second purchase period began on the first anniversary of the payment date. At September 30, 2005, this contingent repurchase obligation was reflected in the Company's financial statements as "Common stock in ESOP subject to contingent repurchase obligation" and reduced stockholder's equity by an amount that represents the fair value of all the shares of Company common stock held by the ESOP, without regard to whether it was likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At September 30, 2005, this contingent repurchase obligation reduced stockholders' equity by $473,000. On October 5, 2005, the Company completed its second step offering (as discussed in Note 3 to the consolidated financial statements). On October 6, 2005, the Company began trading on Nasdaq which is considered to be an established market under ERISA regulations. As a result, effective October 6, 2005, the Company is no longer required to establish a liability to reflect this repurchase obligation. Consequently, at June 30, 2006, this contingent repurchase obligation was no longer recorded as a reduction of stockholders' equity.

Note 6 - Other Stock-Based Compensation

             At the annual meeting held on January 20, 2005, stockholders of ASBH approved the ASB Holding Company 2005 Stock Option Plan and the American Bank of New Jersey 2005 Restricted Stock Plan. 272,171 shares of common stock were made available under the 2005 Stock Option Plan. On January 20, 2005, options to purchase 259,923 shares were awarded with the remaining 12,248 shares awarded on May 6, 2005. In addition, 81,651 shares of common stock were made available under the 2005 Restricted Stock Plan. On January 20, 2005, 76,752 shares of restricted stock were awarded with the remaining 4,899 shares awarded on May 6, 2005.

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

             At the annual meeting held on May 23, 2006, stockholders of ABNJ approved the American Bancorp of New Jersey, Inc. 2006 Equity Incentive Plan. Under this plan, 722,633 options on shares of common stock and 358,484 restricted shares of common stock were made available. All options and restricted shares relating to this plan were awarded on May 23, 2006. As of that date, 358,484 shares of

Next Page

ABNJ common stock were issued by the Company to fund the restricted stock portion of the 2006 Equity Incentive Plan. On June 6, 2006 the Company announced the completion of its repurchase of the 208,295 shares relating to its 2005 Restricted Stock Plan and its intent to repurchase up to 358,484 shares of its outstanding common stock relating to the funding of the restricted stock portion of its 2006 Equity Incentive Plan.

             Shares of common stock issuable pursuant to outstanding options under the 2005 Stock Option Plan and 2006 Equity Incentive Plan are considered outstanding for purposes of calculating earnings per share on a diluted basis. The Financial Accounting Standards Board announced a change in the required accounting methods applicable to stock options that became effective during the first quarter of fiscal 2006. Under such accounting requirements, the Company is now required to recognize compensation expense related to stock options outstanding based upon the fair value of such awards at the date of grant over the period that such awards are earned. For the nine months ended June 30, 2006, the Company recognized approximately $246,000 of compensation expense relating stock options awarded through the 2005 Stock Option Plan and 2006 Equity Incentive Plan ("SOP" options). The Company recognized approximately $56,000 of income tax benefit resulting from this expense for that period.

             For accounting purposes, the Company continues to recognize compensation expense for restricted shares of common stock awarded under the 2005 Restricted Stock Plan and 2006 Equity Incentive Plan over the vesting period at the fair market value of the shares on the date they are awarded. For the nine months ended June 30, 2006, the Company recognized approximately $362,000 of compensation expense relating to restricted stock plan shares awarded through the 2005 Restricted Stock Plan and 2006 Equity Incentive Plan ("RSP" shares). The Company recognized approximately $145,000 of income tax benefit resulting from this expense for that period.

             During the nine months ended June 30, 2006, 6,249 RSP shares and 19,094 SOP options that had been previously awarded were forfeited by a participant due to the participant's discontinued employment by the Bank. The Company reversed approximately $6,400 of accrued RSP compensation expense in the nine months ended June 30, 2006 resulting from that forfeiture. The Company may consider awarding such shares and options at a later date.

             As of June 30, 2006, there were approximately $2.4 million and $5.0 million, respectively of total unrecognized compensation costs related to nonvested stock options and nonvested restricted stock plan shares. Those costs are expected to be recognized over a weighted-average period of 4.3 and 4.6 years respectively.

             For the fiscal year ended September 30, 2005, employee compensation expense for stock options granted in January and May of 2005 were reported using the intrinsic value method. No stock-based compensation cost was reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The table below illustrates the effect on net income and basic and diluted earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation for the comparative three and nine month periods ended June 30, 2005.

Next Page

	Nine Months Ended June 30, 2005	Three Months Ended June 30, 2005
Basic
Net Income	$ 1,520	$ 325

Pro forma net income	1,353	269

Weighted average common shares outstanding	13,883,360	13,900,393

Basic earnings per common share	$ 0.11	$ 0.02

Pro forma basic earnings per common share	$ 0.10	$ 0.02

Diluted
Diluted earnings per common share	$ 0.11	$ 0.02

Pro forma diluted earnings per common share	$ 0.10	$ 0.02

The fair value of options granted and actual effects are computed using the Black-Scholes option pricing model, using the following weighted-average assumptions as of the grant dates.

	January 20, 2005	May 6, 2005	May 23, 2006
Options Awarded

Risk free interest rate	3.67%	3.95%	4.91%

Expected option life	5.00	5.00	5.00

Expected stock price volatility	22.00%	22.00%	11.00%

Dividend yield	0.00%	0.00%	1.39%

Weighted average fair value of options granted during year	$ 4.75	$ 5.00	$ 2.11

Next Page

             A summary of the activity in the Company's stock option plans for the nine months ended June 30, 2006 is as follows.

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	694,315	$ 6.81
Granted	722,633	11.49
Exercised	-	-
Forfeited or expired	(19,094)	$ 6.80
Outstanding at end of period	1,397,854	$ 9.23

Options exercisable at end of period	135,036	$ 6.81
Weighted average remaining contractual life		8.6 years

             The aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2006 was approximately $686,000.

             A summary of the status of the Company's nonvested restricted stock plan shares as of June 30, 2006 and changes during the nine months ended June 30, 2006 are as follows.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	208,295	$ 6.81
Granted	358,484	$ 11.49
Vested	(40,404)	$ 6.81
Forfeited or expired	(6,249)	$ 6.80
Nonvested at end of period	520,126	$ 10.04

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

              Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The

Next Page

allowance for loan losses as of June 30, 2006 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonable to estimate.

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

             During the prior fiscal year, changes to environmental factors used in the Bank's loss provision calculations generally reflected the Company's increased strategic focus on commercial real estate and construction lending. Environmental factors applied to the outstanding balance of construction and commercial mortgages reflected increased balances of unseasoned loans and concerns about potential changes in real estate values. However, the impact of these increases were partially offset by reductions in environmental factors attributable to the experience, ability, and depth of lending management and staff both of which were enhanced during the prior fiscal year. No significant changes to environmental factors used in the Bank's loss provision calculations have been made during the first nine months of fiscal 2006.

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

Recent Accounting Pronouncements

             In July 2006, the FASB released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has not yet determined the effect of adopting this Interpretation, which is effective for it on October 1, 2007.

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

Next Page

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

             During the first nine months of fiscal 2006, the Company's net interest spread declined to 1.87% in comparison to 2.28% for fiscal 2005 as increases in the Company's cost of interest-bearing liabilities continued to outpace the increase in the Company's yield on earning assets. This decline was attributable, in part, to the Company maintaining a comparatively higher average balance of investment securities and short term, liquid assets during the current period. These balances resulted from the initial receipt of capital from the Company's second step conversion which were deployed into such assets throughout the quarter ended December 31, 2005. Additionally, continued upward pressure on the cost of retail deposits resulted in increases in interest expense which outpaced the increase in interest income resulting from improved yields on loans. The average cost of interest-bearing deposits increased 72 basis points from 2.16% for fiscal 2005 to 2.88% for the nine months ended June 30, 2006. For the same comparative periods, yield on loans increased 11 basis points from 5.32% to 5.43%.

             The factors resulting in the compression of the Company's net interest spread also impacted the Company's net interest margin. However, the effects of that compression were more than offset by the impact of the additional capital raised in the Company's second-step conversion. As a result, the Company's net interest margin increased 16 basis points from 2.60% for fiscal 2005 to 2.76% for the nine months ended June 30, 2006.

             Our results of operations are also affected by our provision for loan losses. Provisions for specific nonperforming assets and historical losses based on net charge-offs continue to be nominal due to a history of low charge-offs and the relative stability of nonperforming asset balances. Non-performing loans as a percentage of total assets have increased modestly to 0.40% of total assets at June 30, 2006 from

Next Page

0.21% of total assets at September 30, 2005. However, management did not perceive this increase in nonperforming assets to require additional loan loss provisions. Consequently, loan loss provisions in the current year continue to be made primarily in connection with the overall growth in portfolio loans.

             Our results of operations also depend on our noninterest income and noninterest expense. Noninterest income includes deposit service fees and charges, income on the cash surrender value of life insurance, gains on sales of loans and securities, gains on sales of other real estate owned and loan related fees and charges. Excluding gains and losses on sale of assets, annualized noninterest income as a percentage of average assets totaled 0.25% for the nine months ended June 30, 2006 - a reduction of 2 basis points from 0.27% from fiscal 2005. This decrease is primarily attributable to overall growth in average earning assets outpacing that of fee income from deposits and loans. Such growth resulted from the closing of the Company's second step conversion.

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

             Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, data processing and other general and administrative expenses. Generally, certain operating costs have increased since the Company's first public offering in the beginning of fiscal 2004. Operating as a public entity resulted in comparatively higher legal, accounting and compliance costs throughout fiscal 2004 and fiscal 2005 than had been recorded in earlier years. This trend has continued as the Company incurs additional compliance costs associated with the Sarbanes-Oxley Act of 2002. Additionally, the Company is recording higher employee compensation and benefit expense than it had in the years preceding its stock offerings. A portion of this increase is attributable to additional personnel costs associated with the Company's increased strategic focus on commercial lending. This increase is also attributable, in part, to the implementation of ESOP benefits resulting from the Company's first and second step conversions that did not exist prior to fiscal 2004. Additionally, benefit costs have also increased as the Company implemented the restricted stock and stock option plans approved by shareholders during both fiscal 2005 and fiscal 2006.

             In the aggregate, noninterest expense as a percentage of average assets totaled 1.99% for the nine months ended June 30, 2006, a decrease of 3 basis points from 2.02% for fiscal 2005. As noted above, this decrease was largely attributable to the overall growth in average earning assets which outpaced growth in noninterest expenses.

             Notwithstanding the improvements in the noninterest expense ratio noted above, management expects occupancy and equipment expense to increase in future periods as we implement our de novo branching strategy to expand our branch office network. Our current plan is to open up to five de novo branches over approximately the next three to five years. As discussed in our financial statements, we have identified a number of specific sites for de novo branches while we continue to evaluate and pursue additional retail branching opportunities. Costs for land purchases or leases and branch construction costs will impact earnings going forward. The expenses associated with opening new offices, in addition to the personnel and operating costs that we will have once these offices are open, are expected to significantly increase noninterest expenses.

Next Page

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

             Finally, management expects the ongoing costs associated with the Sarbanes-Oxley Act of 2002 to also grow as outsourced providers of internal audit and other related services continue to be utilized to augment management's compliance efforts.

             In total, our annualized return on average assets increased 1 basis point to 0.47% for the nine months ended June 30, 2006 from 0.46% for fiscal 2005 while annualized return on average equity decreased 340 basis points to 1.90% from 5.30% for the same comparative periods. The reduction in return on average equity reflects the increase in shareholder's equity resulting from the closing of the Company's second step conversion during the quarter ended December 31, 2005.

             Our net interest margin may be adversely affected in either a rising or falling rate environment. A decrease in interest rates could trigger another wave of loan refinancing that could result in the margin compression previously experienced. Conversely, further increases in interest rates from current levels could trigger increases in the Bank's cost of interest-bearing liabilities that continue to outpace its yield on earning assets causing further net interest spread compression. Such compression occurred during the nine months ended June 30, 2006 when our net interest spread shrank 41 basis points to 1.87% from 2.28% for the fiscal year ended September 30, 2005. As noted earlier, this decline was attributable, in part, to the Company maintaining a comparatively higher average balance of investment securities and short term, liquid assets during the first nine months of fiscal 2006 than during fiscal 2005. These balances resulted from the receipt of capital proceeds from the Company's second step conversion which were deployed into such assets throughout the quarter ended December 31, 2005. Higher average balances of these assets limited the increase in the yield on earning assets to 21 basis points from 4.84% for fiscal 2005 to 5.05% for the nine months ended June 30, 2006.

             The increase in yield on earning assets was offset by a 62 basis point increase in the cost of interest-bearing liabilities from 2.56% for fiscal 2005 to 3.18% for the nine months ended June 30, 2006. This increased cost was attributable, in large part, to overall increases in market interest rates and the resulting increases in the Company's cost of retail deposits which continue to be subject to significant upward pressure due to highly competitive market pricing for deposits.

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

Comparison of Financial Condition at June 30, 2006 and September 30, 2005

             Our total assets decreased by $46.8 million, or 8.4%, to $509.0 million at June 30, 2006 from $555.9 million at September 30, 2005. The decrease reflected reductions in cash and cash equivalents, partially offset by increases in securities available for sale, securities held to maturity and loans receivable, net.

Next Page

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

             Cash and cash equivalents decreased by $119.5 million, or 95.0%, to $6.3 million at June 30, 2006 from $125.8 million at September 30, 2005. The decrease in cash and cash equivalents was largely attributable to the investment of capital proceeds received following the closing of the Company's second step conversion into loans receivable, net, securities available-for-sale and securities held-to-maturity. Additionally, the Company refunded $33.7 million of oversubscriptions upon closing the second step conversion.

             Securities classified as available-for-sale increased $22.2 million, or 35.6%, to $84.5 million at June 30, 2006 from $62.3 million at September 30, 2005. Additionally, securities held to maturity increased $3.4 million, or 43.2% to $11.2 million at June 30, 2006 from $7.8 million at September 30, 2005. The net growth in investments reflects the purchase of $57.5 million of securities during the quarter ended December 31, 2005 funded by a portion of the net proceeds received in the Company's second step conversion and the proceeds of a mutual fund sale. The sale comprised the Company's entire investment in a mutual fund whose underlying assets consisted primarily of adjustable rate and other shorter duration mortgage-related securities.

             The securities purchased comprised a combination of fixed and adjustable rate MBS, fixed rate CMOs and fixed rate, non-callable U.S. agency debentures. Securities were selected to complement the short average life and stable cash flow characteristics of the Company's existing securities portfolio. During past two quarters, the Company utilized these cash flows and a substantial portion of the balance of cash and cash equivalents noted above to fund its growth in commercial real estate and business loans.

             The following table compares the composition of the Company's investment securities portfolio by security type as a percentage of total assets at June 30, 2006 and September 30, 2005. Amounts reported exclude unrealized gains and losses on the available for sale portfolio.

	June 30, 2006		September 30, 2005
Type of Securities	Amount	Percent of Total Assets	Amount	Percent of Pro Forma Total Assets
	(Dollars in thousands)

Fixed rate MBS	$ 15,358	3.02%	$ 13,007	2.49%
ARM MBS	25,852	5.08	7,770	1.49
Fixed rate CMO	35,348	6.94	26,111	5.00
Floating rate CMO	2,474	0.49	2,809	0.54
ARM mutual fund	-	-	10,000	1.92
Fixed rate agency debentures	18,959	3.72	11,998	2.30

Total	$ 97,991	19.25%	$ 71,695	13.74%

             Assuming no change in interest rates, the estimated average life of the investment securities portfolio, excluding the ARM mutual fund, was 2.26 years at both June 30, 2006 and September 30, 2005. Assuming a hypothetical immediate and permanent increase in interest rates of 300 basis points, the

Next Page

estimated average life of the portfolio extends to 2.76 years and 2.67 years at June 30, 2006 and September 30, 2005, respectively.

             Loans receivable, net increased by $43.2 million, or 12.7%, to $384.2 million at June 30, 2006 from $341.0 million at September 30, 2005. The growth was comprised of net increases in multi-family, commercial real estate and construction loans totaling $22.0 million coupled with net increases in commercial and business loans totaling $4.8 million. Together, net growth in these loan balances totaled 44.3% or $26.8 million for the nine months ended June 30, 2006 and comprised approximately 62% of the Company's net increase in loans receivable for the year. The remaining net growth in loans included increases in one-to-four family mortgages, including home equity loans and home equity lines of credit, totaling $16.7 million. Growth in loans receivable, net was partially offset by net increases to the allowance for loan losses totaling $355,000. This growth included increases in prime-based, floating rate home equity lines of credit which grew approximately $4.6 million or 34.1% from $13.5 million to $18.0 million for the first nine months of fiscal 2006.

             The following two tables compare the composition of the Company's loan portfolio by loan type as a percentage of total assets at June 30, 2006 with that of September 30, 2005. Amounts reported exclude allowance for loan losses and net deferred origination costs.

             The table below generally defines loan type by loan maturity and/or repricing characteristics:

	June 30, 2006		September 30, 2005
Type of Loans	Amount	Percent of Total Assets	Amount	Percent of Pro Forma Total Assets
	(Dollars in thousands)
Construction	$ 11,250	2.21%	$ 1,100	0.21%
1/1 and 3/3 ARMs	4,833	0.95	3,664	0.70
3/1 and 5/1 ARMs	134,116	26.35	115,878	22.22
5/5 and 10/10 ARMs	43,895	8.62	37,079	7.11
7/1 and 10/1 ARMs	1,697	0.33	1,743	0.33
15 year fixed or less	109,535	21.52	108,731	20.85
Greater than 15 year fixed	55,785	10.96	58,852	11.28
HELOC	18,170	3.57	13,413	2.57
Consumer	797	0.16	702	0.13
Commercial	5,585	1.10	746	0.14

Total	$ 385,663	75.77%	$ 341,908	65.54%

Next Page

             The table below generally defines loan type by collateral or purpose:

	June 30, 2006		September 30, 2005
Type of Loans	Amount	Percent of Total Assets	Amount	Percent of Pro Forma Total Assets
	(Dollars in thousands)
Construction	$ 11,250	2.21%	$ 1,100	0.21%
1-4 family mortgage	279,578	54.92	267,332	51.25
Multifamily (5+) mortgage	32,656	6.42	27,519	5.28
Nonresidential mortgage	37,815	7.43	31,096	5.96
1-4 family HELOC	17,982	3.53	13,413	2.57
Consumer	797	0.16	702	0.13
Commercial	5,585	1.10	746	0.14

Total	$ 385,663	75.77%	$ 341,908	65.54%

             Total deposits decreased by $14.2 million, or 4.2%, to $326.7 million at June 30, 2006 from $340.9 million at September 30, 2005. This decrease was primarily attributable to $9.8 million of deposit balances withdrawn to purchase shares in the Company's stock offering. The remaining $4.4 million of net deposit withdrawals were primarily attributable to aggressive deposit competition in the markets served by the Company. In total, savings deposits declined $13.1 million, or 10.7% while certificates of deposit increased $5.4 million or 3.6%. Checking deposits, including demand, NOW and money market checking accounts, decreased $6.5 million or 10.0% to $58.3 million.

             At June 30, 2006, the Bank held approximately $20.0 million of municipal deposits. These deposits included one relationship totaling approximately $12.9 million of which a significant portion relates to capital improvement projects currently underway. The Bank expects these funds to be withdrawn during the remainder of the calendar year due, in part, to disbursements being made by the municipality to fund the completion of such projects.

             The following table compares the composition of the Company's deposit portfolio by category as a percentage of total assets at June 30, 2006 with that of September 30, 2005.

	June 30, 2006		September 30, 2005
Deposit Category	Amount	Percent of Total Assets	Amount	Percent of Pro Forma Total Assets
	(Dollars in thousands)
Money market checking	$ 22,368	4.39%	$ 25,759	4.94%
Other checking	35,964	7.07	39,088	7.49
Money market savings	15,648	3.07	32,736	6.28
Other savings	94,478	18.56	90,534	17.36
Certificates of deposit	158,258	31.10	152,808	29.29
Total	$ 326,717	64.19%	$ 340,925	65.36%

Next Page

             FHLB advances decreased $6.0 million, or 11.2%, to $47.7 million at June 30, 2006 due to maturities and scheduled principal repayments of amortizing advances.

             The following table compares the composition of the Company's borrowing portfolio by remaining term to maturity as a percentage of total assets at June 30, 2006 with that of September 30, 2005. Scheduled principal payments on amortizing borrowings are reported as maturities.

	June 30, 2006		September 30, 2005
Remaining Term	Amount	Percent of Total Assets	Amount	Percent of Pro Forma Total Assets
	(Dollars in thousands)
Overnight	$ -	-%	$ -	-%
One year or less	8,061	1.58	8,060	1.55
One to two years	8,064	1.58	8,062	1.55
Two to three years	11,565	2.28	12,065	2.30
Three to four years	6,000	1.18	7,547	1.45
Four to five years	6,000	1.18	6,000	1.15
More than five years	8,000	1.57	12,000	2.30
Total	$ 47,690	9.37%	$ 53,734	10.30%

             Equity increased $88.7 million, or 224.6% to $128.2 million at June 30, 2006 from $39.5 million at September 30, 2005. The increase was primarily due to capital proceeds of $89.6 million resulting from the Company's closing of its second step conversion. The increase also reflects net income of $1.8 million for the nine months ended June 30, 2006, offset by dividends paid of approximately $1.6 million and increases to accumulated other comprehensive loss of $450,000. Further, the amount reclassified on ESOP shares decreased from $473,000 to $0. On October 6, 2005, the Company began trading on Nasdaq which is considered to be an established market under ERISA regulations. As a result, the Company is no longer required to establish a liability to reflect this repurchase obligation.

Comparison of Operating Results for the Three Months Ended June 30, 2006 and June 30, 2005

             General. Net income for the three months ended June 30, 2006 was $464,000, an increase of $139,000, or 42.8% from the three months ended June 30, 2005. The increase in net income resulted from an increase in net interest income and non-interest income partially offset by an increase in noninterest expense, the provision for loan losses and the provision for income taxes.

             Interest Income. Total interest income increased 23.1% or $1.2 million to $6.4 million for the three months ended June 30, 2006 from $5.2 million for the three months ended June 30, 2005. For those same comparative quarters, the average yield on interest-earning assets increased 33 basis points to 5.24% from 4.91% while the average balance of interest-earning assets increased $65.6 million or 15.4% to $491.1 million from $425.6 million.

             Interest income on loans increased $715,000 or 15.9%, to $5.2 million for the three months ended June 30, 2006 from $4.5 million for the same quarter in 2005. This increase was due, in part, to a $40.8 million increase in the average balance of loans receivable to $378.0 million for the quarter ended June 30, 2006 from $337.2 million for the quarter ended June 30, 2005. In addition, the average yield on loans increased 18 basis points to 5.52% from 5.34% for those same comparative periods. The increase in the average balance of loans receivable was the result of loan originations exceeding repayments due to strong borrower demand and a growing strategic emphasis on commercial real estate lending.

Next Page

             The rise in interest income on loans was augmented by higher interest income on securities, which increased $390,000 or 58.1% to $1.1 million for the three months ended June 30, 2006 from $671,000 for the same three months in 2005. The increase was due in part, to a 90 basis point increase in the average yield on securities which grew to 4.19% from 3.29% for the same comparative periods. The impact on interest income attributable to this increase was further enhanced by a $19.6 million increase in the average balance of investment securities to $101.3 million for the three months ended June 30, 2006 from $81.6 million for the same period in 2005. The increase in yield primarily resulted from purchases of investment securities with the proceeds of the Company's second step conversion and higher yields on adjustable rate securities which have repriced upward in accordance with the general movement of market interest rates.

             Further, interest and dividend income on federal funds sold, other interest-bearing deposits and FHLB stock increased $105,000 to $155,000 for the three months ended June 30, 2006 from $50,000 for the same period in 2005. This increase was due, in part, to an increase of $5.1 million in the average balance of these assets to $11.8 million for the three months ended June 30, 2006 from $6.7 million for the three months ended June 30, 2005. The impact on interest income attributable to this growth was further augmented by a 223 basis point rise in the average yield on these assets which increased to 5.23% from 3.00% due largely to increases in market interest rates.

             Interest Expense. Total interest expense increased by $553,000 or 22.3% to $3.0 million for the three months ended June 30, 2006 from $2.5 million for the same three months in fiscal 2005. For those same comparative periods, the average cost of interest-bearing liabilities increased 76 basis points from 2.67% to 3.43%, while the average balance of interest-bearing liabilities declined $18.4 million or 4.9% to $353.7 million for the three months ended June 30, 2006 from $372.1 million for the same quarter in fiscal 2005.

             Interest expense on deposits increased $670,000 or 39.3% to $2.4 million for the quarter ended June 30, 2006 from $1.7 million for the quarter ended June 30, 2005. This increase was due, in part, to an 90 basis point increase in the average cost of interest-bearing deposits to 3.16% for the quarter ended June 30, 2006 from 2.26% for the same quarter in fiscal 2005. The components of this increase include a 90 basis point increase in the average cost of certificates of deposit, a 93 basis point increase in the average cost of interest-bearing checking accounts and a 74 basis point increase in the average cost of savings accounts. The increase in the average cost was partly offset by a decline of $1.5 million in the average balance of interest-bearing deposits for those same comparative periods. The components of this net decrease for the comparative periods include an increase of $11.7 million in the average balance of certificates of deposit, a $14.9 million decrease in the average balance of savings accounts and a $1.7 million increase in the average balance of interest-bearing checking accounts. In large part, the reduction in the average balance savings was due to the net disintermediation of higher rate savings accounts into certificates of deposit at current market rates.

             Interest expense on FHLB advances decreased $118,000 to $659,000 for the three months ended June 30, 2006 from $777,000 for the same period in fiscal 2005. This decrease was due, in part, to a $16.9 million decrease in the average balance to $53.2 million for the three months ended June 30, 2006 from $59.2 million for the same three months in fiscal 2005. The impact on expense attributable to this decrease in average balance was partly offset by a 52 basis point increase in the average cost of advances from 4.43% for the three months ended June 30, 2005 to 4.95% for the same period in fiscal 2006. The higher average cost for the current quarter was primarily due to higher costs for the overnight repricing line of credit borrowings in the quarter ended June 30, 2006 compared with that held during the earlier comparative quarter. Additionally, the maturity of lower costing term advances in the more recent quarter have resulted in comparatively higher costs for the remaining portfolio of fixed-rate term advances.

Next Page

              Net Interest Income. Net interest income increased by $655,000 or 23.9%, to $3.4 million for the three months ended June 30, 2006 from $2.7 million for the three months ended June 30, 2005. The Company's net interest rate spread declined 43 basis points from 2.24% to 1.81% for the same comparative periods, while the net interest margin increased 19 basis points from 2.58% to 2.77%.

             Provision for Loan Losses. Using the allowance methodology described earlier, the provision for loan losses totaled $109,000 for the three months ended June 30, 2006 representing an increase of $115,000 over the same three months in 2005. The Company's net loan loss provision for the earlier comparative quarter reflected the reversal of a previously recorded loss provision of $42,000. Consequently, the Company recorded a negative loss provision of $6,000 for that quarter. After adjusting for the reversal in the earlier period, the increase in loan loss provision is generally attributable to the comparatively higher net growth in our commercial loan portfolio. Specifically, each comparative three month provision, resulted from the incremental growth in the outstanding balance of the loans on which historical and environmental loss factors are applied. For the three months ended June 30, 2006, outstanding loan balances, excluding the allowance for loan loss, increased 3.3% or $12.5 million to $386.8 million from $374.3 million at March 31, 2006. The growth comprised a net increase in the disbursed balances of construction loans of $3.3 million, net increases in multi-family and commercial real estate loans totaling $4.0 million and a net increase in commercial loans totaling $930,000. Additional components of the net change in loan balances included net increases in one-to-four family mortgages totaling $2.4 million coupled with increases in home equity loans of $1.8 million.

             By comparison, for the three months ended June 30, 2005, total loan balances, excluding the allowance for loan loss, grew $6.0 million or 1.8%. The growth was primarily comprised of net increases in one-to-four family mortgages totaling $4.0 million, increases in multi-family and commercial real estate loans totaling $2.6 million, and increases in home equity loans, consumer loans and commercial loans totaling $718,000 offset by a decline in disbursed balances of construction loans totaling $1.3 million.

             In total, the allowance for loan losses as a percentage of gross loans outstanding increased 3 basis point to 0.52% at June 30, 2006 from 0.49% at June 30, 2005. These ratios reflect allowance for loan loss balances of $2.0 million and $1.7 million, respectively. The level of the allowance is based on estimates and the ultimate losses may vary from those estimates.

             Noninterest Income. Noninterest income increased $41,000 from $265,000 for the quarter ended June 30, 2005 to $306,000 for the quarter ended June 30, 2006. This improvement was due, in part, to comparatively higher income from cash surrender value of life insurance of approximately $12,000 reflecting higher policy balances held by the Company and increases in policy yields attributable to increases in market interest rates. Additionally, the Company recognized a $27,000 nonrefundable deposit as income which had previously been held in escrow pending legal resolution of a disputed claim to that deposit. Specifically, the deposit related to an REO property sold in a prior period for which an earlier potential buyer did not fulfill its purchase obligations. The quarter ended June 30, 2005 also reflected a loss on sale of an investment security of approximately $16,000 for which no equivalent loss was incurred in the current quarter. Finally, for the same comparative periods, income from deposit service fees and charges was reduced by approximately $15,000 due primarily to reduced levels of annuity sales and related fee income.

             Noninterest Expense. Noninterest expense increased $343,000 from $2.5 million for the quarter ended June 30, 2005 to $2.9 million for the quarter ended June 30, 2006. This net increase was generally attributable to comparatively higher occupancy and equipment, advertising, legal, professional and consulting fees and general and administrative expenses partially offset by decreases in data processing costs.

Next Page

             For the quarter ended June 30, 2006, the Company reported a nominal increase in salaries and employee benefits. Such expenses totaled approximately $1.8 million for the quarters ended June 30, 2006 and June 30, 2005. This nominal increase comprised a number of substantially offsetting variances within several components of salaries and employee benefits. Salaries and wages including payroll taxes, increased $177,000 due, in large part, to commercial lending staffing additions coupled with overall annual increases in employee compensation. These increases were partly offset by net reversals of prior expense accruals totaling $79,000 relating to adjustments in staff bonus and management incentive plan compensation. Such accrual adjustments reflect the Company's performance for the nine months ended June 30, 2006.

             Retirement and stock benefit plan costs increased $292,000. This increase was due, in part, to an $83,000 increase in ESOP expenses attributable to increased plan benefits arising from the Company's second step conversion (See Note 5 Employee Stock Ownership Plan) coupled with overall increases in ABNJ share value. Additionally, the Company recorded restricted stock plan and stock option benefit plan expenses of $206,000 and $119,000, respectively, for the three months ended June 30, 2006. By comparison, such expenses during the same period in 2005 totaled $69,000 and were limited to restricted stock plan expenses as the Company had not yet adopted FAS 123R. Together, these factors contributed $256,000 to the comparative increase in retirement and stock benefit plan costs. These benefit cost increases were partly offset by a decrease in profit sharing expense of $44,000 resulting from the absence of such expense in the current fiscal year due to the Company's discontinuation of that plan.

             Medical and other insurance benefit premiums, net of employee co-payments, increased approximately $20,000 while other employee expenses increased approximately $21,000 resulting primarily from comparatively greater costs associated with employee training and personnel procurement expenses.

             Finally, offsetting these net increases in salaries and employee benefits in the quarter ended June 30, 2006 was a net decrease in director compensation expense of $432,000 due largely to costs recognized in the earlier comparative period relating to changes in the Company's director retirement plan for which no comparable costs were incurred in the more recent quarter.

             Occupancy and equipment expense increased $81,000 to $278,000 for the three months ended June 30, 2006 as compared to $197,000 for the same three months in fiscal 2005. This increase was attributable, in large part, to the recognition of approximately $90,000 of deposit branch acquisition costs in the more recent quarter relating to sites for which the Bank and/or Seller were unable to fulfill the conditional terms of the sales contract. Such expenses would have been capitalized into the depreciable cost of the branch had they come to fruition. Notwithstanding these challenges, the Company continues to pursue its deposit branch growth strategy. Toward that end, the Bank is currently in the process of constructing a full service branch located along Bloomfield Avenue in Verona, New Jersey and has recently received the requisite municipal approvals needed to construct a full service branch on a site in Clifton, New Jersey.

             Offsetting other increases in noninterest expense were data processing costs which decreased $27,000 to $150,000 for the three months ended June 30, 2006 from $177,000 for the same three months in fiscal 2005. This reduction was primarily attributable to costs recognized in the earlier period relating to enhancements to the Bank's internet banking service for which no comparable costs were incurred in the more recent quarter.

             Increases in noninterest expense for those same comparative periods also included increases in advertising and marketing expenses of $39,000 attributable to costs associated with enhanced corporate and lending marketing programs.

Next Page

             Legal expenses for the quarter ended June 30, 2006 were $94,000 higher than those recorded for the same quarter in 2005. This comparative increase in legal expenses was attributable, in large part, to the Company's annual meeting held in May, 2006 and matters addressed by shareholders at that time. Additionally, professional and consulting fees increased $77,000 to $128,000 for the quarter ended June 30, 2006 from $51,000 for the same quarter in 2005. In large part, these increases were attributable to audit and consulting costs incurred by the Company relating to compliance with the Sarbanes Oxley Act of 2002 and the outsourcing of other internal audit-related services.

             Finally, the Company reported increases to other noninterest expenses of $76,000. This increase in costs was attributable, in part, to comparatively higher administrative and document rendering and distribution costs associated with the Company's annual meeting. Other general and administrative cost increases were incurred in support of the Company's commercial lending initiatives.

              Provision for Income Taxes. The provision for income taxes increased $99,000 for the three months ended June 30, 2006 from the same period in fiscal 2005. The effective tax rate was 37.0% and 34.9% for the three months ended June 30, 2006 and 2005, respectively. The increase in the effective tax rate was attributable, in part, to the decline in the average balance of investment securities held by the Bank's investment subsidiary, American Savings Investment Corporation ("ASIC"). ASIC is a wholly owned New Jersey investment subsidiary formed in August 2004 by American Bank of New Jersey. The purpose of this subsidiary is to invest in stocks, bonds, notes and all types of equity, mortgages, debentures and other investment securities. Interest income from this subsidiary is taxed by the state of New Jersey at an effective rate lower than the statutory corporate state income tax rate.

             Throughout fiscal 2006, cash flows from ASIC continued to be utilized by the Bank to fund loan growth. This resulted in comparatively lower net income recorded by the investment subsidiary offset by greater net income recorded by the Bank resulting in the increase in the Company's effective income tax rate.

             Additionally, the Company recorded comparatively higher non-deductible expenses associated with the ESOP while also recognizing non-deductible expenses relating to incentive stock options due to the adoption of FAS 123R in the current fiscal year. Such non-deductible expenses also increased the Company's reported effective income tax rate.

Comparison of Operating Results for the Nine Months Ended June 30, 2006 and June 30, 2005

             General. Net income for the nine months ended June 30, 2006 was $1.8 million, an increase of $294,000, or 19.3% from the nine months ended June 30, 2005. The increase in net income resulted from an increase in net interest income partially offset by a decrease in non-interest income coupled with increases in noninterest expense, the provision for loan losses and the provision for income taxes.

             Interest Income. Total interest income increased 23.2% or $3.5 million to $18.8 million for the nine months ended June 30, 2006 from $15.2 million for the nine months ended June 30, 2005. For those same comparative quarters, the average yield on interest-earning assets increased 22 basis points to 5.05% from 4.83% while the average balance of interest-earning assets increased $75.6 million or 18.0% to $495.2 million from $419.7 million.

             Interest income on loans increased $1.8 million or 13.6%, to $14.8 million for the nine months ended June 30, 2006 from $13.0 million for the same period in 2005. This increase was due, in part, to a $37.7 million increase in the average balance of loans receivable to $362.5 million for the nine months ended June 30, 2006 from $324.7 million for the nine months ended June 30, 2005. In addition, the average yield on loans increased 10 basis points to 5.43% from 5.33% for those same comparative periods. The increase in the average balance of loans receivable was the result of loan originations exceeding

Next Page

repayments due to strong borrower demand and a growing strategic emphasis on commercial real estate lending.

             The rise in interest income on loans was augmented by higher interest income on securities, which increased $849,000 or 40.0% to $3.0 million for the nine months ended June 30, 2006 from $2.1 million for the same nine months in 2005. The increase was due in part, to a 80 basis point increase in the average yield on securities which grew to 4.02% from 3.22% for the same comparative periods. The impact on interest income attributable to this increase was further augmented by a $10.5 million increase in the average balance of investment securities to $98.5 million for the nine months ended June 30, 2006 from $88.0 million for the same 2005 period. The increase in yield primarily resulted from purchases of investment securities with the proceeds of the Company's second step conversion and higher yields on adjustable rate securities which have repriced upward in accordance with the general movement of market interest rates.

             Further, interest and dividend income on federal funds sold, other interest-bearing deposits and FHLB stock increased $916,000 to $1,027,000 for the nine months ended June 30, 2006 from $111,000 for the same period in 2005. This increase was due, in part, to an increase of $27.3 million in the average balance of these assets to $34.3 million for the nine months ended June 30, 2006 from $6.9 million for the nine months ended June 30, 2005. The impact on interest income attributable to this growth was further augmented by a 186 basis point rise in the average yield on these assets which increased to 3.99% from 2.13%.

             Interest Expense. Total interest expense increased by $1.6 million or 23.2% to $8.5 million for the nine months ended June 30, 2006 from $6.9 million for the same nine months in fiscal 2005. For those same comparative periods, the average cost of interest-bearing liabilities increased 67 basis points from 2.51% to 3.18%, while the average balance of interest-bearing liabilities decreased $10.0 million or 2.7% to $356.4 million for the nine months ended June 30, 2006 from $366.4 million for the same nine months in fiscal 2005.

             Interest expense on deposits increased $1.9 million or 38.8% to $6.6 million for the nine months ended June 30, 2006 from $4.7 million for the same period in fiscal 2005. This increase was due, in part, to a $1.4 million increase in the average balance of interest-bearing deposits to $303.2 million for the nine months ended June 30, 2006 from $301.8 million for the same period in fiscal 2005. The components of this net increase for the comparative periods include an increase of $23.2 million in the average balance of certificates of deposit and a $1.5 million increase in the average balance of interest-bearing checking accounts partially offset by a $23.3 million decrease in the average balance of savings accounts. In large part, the reduction in the average balance savings was due to the net disintermediation of higher rate savings accounts into certificates of deposit at current market rates.

             The impact on interest expense attributable to the net growth in these average balances was exacerbated by a 79 basis point increase in the average cost of interest-bearing deposits to 2.88% for the nine months ended June 30, 2006 from 2.09% for the same period in fiscal 2005. The components of this increase include an 83 basis point increase in the average cost of certificates of deposit, a 95 basis point increase in the average cost of interest-bearing checking accounts and a 44 basis point increase in the average cost of savings accounts.

             Interest expense on FHLB advances decreased $231,000 to $2.0 million for the nine months ended June 30, 2006 from $2.2 million for the same period in fiscal 2005. This decrease was due, in part, to an $11.4 million decrease in the average balance to $53.2 million for the nine months ended June 30, 2006 from $64.6 million for the same nine months in fiscal 2005. The impact on expense attributable to this decrease in average balance was partly offset by a 39 basis point increase in the average cost of advances from 4.50% for the nine months ended June 30, 2005 to 4.89% for the same period in fiscal 2006. The

Next Page

higher average cost for the current period was partly due to the lower average balance of overnight repricing line of credit borrowings compared with that held during the earlier comparative period. The cost of such overnight borrowings during that earlier period was significantly less than that of the remaining portfolio of fixed-rate term advances. Additionally, the maturity of lower costing term advances in the more recent nine month period have resulted in comparatively higher costs for the remaining portfolio of fixed-rate term advances.

              Net Interest Income. Net interest income increased by $1.9 million or 23.2%, to $10.2 million for the nine months ended June 30, 2006 from $8.3 million for the nine months ended June 30, 2005. The net interest rate spread declined 45 basis points from 2.32% to 1.87% for the same comparative periods, while the net interest margin increased 12 basis points from 2.64% to 2.76%.

             Provision for Loan Losses. Using the allowance methodology described earlier, the provision for loan losses totaled $355,000 for the nine months ended June 30, 2006 representing an increase of $250,000 over the same nine months in 2005. The Company's net loan loss provision for the earlier comparative period reflected the reversal of a previously recorded loss provision of $42,000. After adjusting for the reversal in that earlier period, the increase in loan loss provision is generally attributable to the comparatively higher net growth in our commercial loan portfolio. Specifically, each comparative nine month provision resulted from the incremental growth in the outstanding balance of the loans on which historical and environmental loss factors are applied. For the nine months ended June 30, 2006, outstanding loan balances, excluding the allowance for loan loss, increased 12.8% or $43.8 million to $386.8 million from $342.9 million at September 30, 2005. The growth comprised a net increase in the disbursed balances of construction loans of $10.1 million, net increases in multi-family and commercial real estate loans totaling $11.9 million and a net increase in commercial loans totaling $4.8 million. Additional components of the net change in gross loan balances included net increases in one-to-four family mortgages totaling $12.3 million coupled with increases in home equity loans of $4.6 million.

             By comparison, for the nine months ended June 30, 2005, total gross loan balances, excluding the allowance for loan loss, grew $30.7 million or 9.9%. The growth was primarily comprised of net increases in one-to-four family mortgages totaling $14.7 million, increases in home equity and commercial loans totaling $1.7 million and increases in multi-family and commercial real estate loans totaling $14.8 million, offset by a decline in consumer loans totaling $21,000 and the disbursed balances of construction loans totaling $500,000.

             In total, the allowance for loan losses as a percentage of gross loans outstanding increased 3 basis points to 0.52% at June 30, 2006 from 0.49% at June 30, 2005. These ratios reflect allowance for loan loss balances of $2.0 million and $1.7 million, respectively. The level of the allowance is based on estimates and the ultimate losses may vary from those estimates.

             Noninterest Income. Noninterest income decreased $98,000 to $704,000 for the nine months ended June 30, 2006 compared to $802,000 for the same period in 2005. This reduction was primarily attributable to a $271,000 loss on sale of an underperforming investment security during the current nine month period compared with a similar loss on sale of $16,000 during the earlier nine month period in fiscal 2005. This net $255,000 variance was offset, in part, by increases to other noninterest income categories. Deposit service fees and charges increased $31,000 due primarily to increased receipts of deposit account service charges offset by reduced levels of fee income from annuity sales. The Company also recorded comparatively higher income from cash surrender value of life insurance of approximately $34,000 reflecting higher policy balances held by the Company and increases in policy yields attributable to increases in market interest rates. In addition, gain on sale of held-for-sale loans increased $7,000 and other noninterest income increased by $85,000. The increases in noninterest income resulted primarily from collection of comparatively higher loan prepayment penalties and the Company recognizing a $27,000 nonrefundable deposit as income in the current nine month period. The deposit related to an

Next Page

REO property sold in a prior period for which an earlier potential buyer did not fulfill its purchase obligations. The funds had previously been held in escrow pending legal resolution of a disputed claim to that deposit.

             Noninterest Expense. Noninterest expense increased $1.1 million, or 15.7% to $7.7 million for the nine months ended June 30, 2006 from $6.6 million for the nine months ended June 30, 2005. This increase was attributable to higher expenses for salaries and benefits, occupancy and equipment, advertising, legal, professional and consulting fees, and other noninterest expenses, partially offset by decreases in data processing expenses.

             Salaries and employee benefits increased $544,000 or 12.4% to $4.9 million for the nine months ended June 30, 2006 as compared to $4.4 million for the same period in 2005. Salaries and wages including bonus and payroll taxes, increased $364,000 due, in part, to executive and commercial lending staffing additions coupled with overall annual increases in employee compensation.

             Retirement and stock benefit plan costs increased $445,000. This increase was due in large part to a $241,000 increase in ESOP expenses attributable to increased plan benefits arising from the Company's second step conversion (See Note 5 Employee Stock Ownership Plan). Additionally, the Company recorded restricted stock plan and stock option benefit plan expenses of $362,000 and $245,000, respectively, for the nine months ended March 31, 2006. By comparison, such expenses during the same period in 2005 totaled $136,000. This amount included only six months of RSP expenses reflecting plan approval by shareholders in January 2005 and no expenses associated with stock option plans as the Company had not yet adopted FAS 123R. Together, these factors contributed $471,000 to the comparative increase in retirement and stock benefit plan costs. These benefit cost increases were partly offset by a decrease in profit sharing expense of $262,000 resulting from the absence of such expense in the current fiscal year due to the Company's discontinuation of that plan.

             Medical and other insurance benefit premiums, net of employee co-payments, increased approximately $48,000 while other employee expenses increased approximately $88,000 resulting primarily from comparatively greater costs associated with employee training and personnel procurement expenses.

             Finally, offsetting these net increases in salaries and employee benefits for the nine months ended June 30, 2006 was a net decrease in director compensation expense of $398,000 due largely to costs recognized in the earlier comparative period relating to changes in the Company's director retirement plan for which no comparable costs were incurred in the more recent period.

             Occupancy and equipment expense increased $77,000 to $683,000 for the nine months ended June 30, 2006 as compared to $606,000 for the same nine months in fiscal 2005 while data processing costs decreased by approximately $5,000. The increase in occupancy and equipment costs was attributable, in large part, to the recognition of approximately $90,000 of deposit branch acquisition costs in the more recent period relating to sites for which the Bank and/or Seller were unable to fulfill the conditional terms of the sales contract. Such expenses would have been capitalized into the depreciable cost of the branch had they come to fruition. Notwithstanding these challenges, the Company continues to pursue its deposit branch growth strategy. Toward that end, the Bank is currently in the process of constructing a full service branch located along Bloomfield Avenue in Verona, New Jersey and has recently received the requisite municipal approvals needed to construct a full service branch on a site in Clifton, New Jersey.

             Increases in noninterest expense also included increases in advertising and marketing expenses of approximately $24,000 attributable to costs associated with enhanced corporate and lending marketing programs including higher expenses for print ads, promotions, and other marketing initiatives.

Next Page

             Legal expenses for the nine months ended June 30, 2006 were $46,000 higher than those recorded for the same period in 2005. This comparative increase in legal expenses was attributable, in large part, to the Company's annual meeting held in May, 2006 and matters addressed by shareholders at that time. Additionally, professional and consulting fees increased $166,000 to $383,000 for the nine months ended June 30, 2006 from $217,000 for the same period in 2005. In large part, these increases were attributable to audit and consulting costs incurred by the Company relating to compliance with the Sarbanes Oxley Act of 2002 and the outsourcing of other internal audit-related services.

             Finally, the Company reported increases to other noninterest expenses of $188,000. This increase is attributable, in part, to comparatively higher general and administrative costs resulting from operating as a comparatively larger and fully public company. Such increases in costs include those relating to document rendering and distribution costs associated with the Company's annual meeting. Other general and administrative cost increases were incurred in support of the Company's commercial lending initiatives.

              Provision for Income Taxes. The provision for income taxes increased $247,000 for the nine months ended June 30, 2006 from the same period in fiscal 2005. The effective tax rate was 38.0% and 36.2% for the nine months ended June 30, 2006 and 2005, respectively. The increase in the effective tax rate was attributable, in part, to the decline in the average balance of investment securities held by the Bank's investment subsidiary, American Savings Investment Corporation ("ASIC"). ASIC is a wholly owned New Jersey investment subsidiary formed in August 2004 by American Bank of New Jersey. The purpose of this subsidiary is to invest in stocks, bonds, notes and all types of equity, mortgages, debentures and other investment securities. Interest income from this subsidiary is taxed by the state of New Jersey at an effective rate lower than the statutory corporate state income tax rate.

             Throughout fiscal 2006, cash flows from ASIC were utilized by the Bank to fund loan growth. This resulted in comparatively lower net income recorded by the investment subsidiary offset by greater net income recorded by the Bank resulting in the increase in the Company's effective income tax rate.

             Additionally, the Company recorded comparatively higher non-deductible expenses associated with the ESOP while also recognizing non-deductible expenses relating to incentive stock options due to the adoption of FAS 123R in the current fiscal year. Such non-deductible expenses also increased the Company's reported effective income tax rate.

Next Page

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

             Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various loan products and in securities collateralized by loans. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities. At June 30, 2006, the total approved loan origination commitments outstanding amounted to $33.2 million. At the same date, unused lines of credit were $22.9 million and construction loans in process were $11.6 million.

             Certificates of deposit scheduled to mature in one year or less at June 30, 2006, totaled $119.9 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. Additionally, at June 30, 2006 the Bank has $8.1 million of borrowings from the Federal Home Loan Bank of New York ("FHLB") maturing in one year or less. Repayment of such advances increases the Bank's unused borrowing capacity from the FHLB which, at June 30, 2006 totaled $71.4 million. In calculating our borrowing capacity, the Bank utilizes the Federal Home Loan Bank's guideline, which generally limits advances secured by residential mortgage collateral to 25% of the Bank's total assets.

Next Page

             The following tables disclose our contractual obligations and commercial commitments as of June 30, 2006. Scheduled principal payments on amortizing borrowings are reported as maturities.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
(In thousands)
Time Deposits	$ 158,258	$ 119,936	$ 24,000	$ 4,283	$ 10,039
Federal Home Loan Bank advances(1)	47,690	8,062	19,628	12,000	8,000
Total	$ 205,948	$ 127,998	$ 43,628	$ 16,283	$ 18,039
_____________
(1)	At June 30, 2006, the total collateralized borrowing limit was $119.1 million of which we had $47.7 million outstanding.

	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In thousands)
Lines of credit(1)	$ 22,877	$ 2,419	$ 557	$ 575	$ 19,326
Land lease	2,407	35	277	277	1,818
Construction loans in process	11,556	1,316	10,240	-	-
Other commitments to extend credit	33,235	33,235	-	-	-
Total	$ 70,705	$ 37,005	$ 11,074	$ 852	$ 21,144
_____________
(1)	Represents amounts committed to customers.

             In addition to the above commitments, the Company has financial obligations regarding outstanding contracts for purchase and leases relating to branch sites. As of June 30, 2006, the Bank has paid a deposit totaling $147,500 on a purchase contract for a future branch location. Upon closing, the Bank is committed to disbursing an additional $1,327,500 to fulfill its obligations under this contract. This commitment is contingent upon the fulfillment of certain conditions outlined in the purchase contract.

             As noted in the table above, the Bank has entered into a land lease agreement through which it is committed to pay $2,407,079 over a 15 year term. This commitment relates to the relocation of the Bank's Bloomfield branch site. Such relocation will significantly upgrade and modernize the Bloomfield branch facility supporting the Company's deposit growth and customer service enhancement objectives. The relocation will also support expansion of the administrative and lending office space within the Company's existing headquarters facility where the branch is currently located. This commitment is contingent upon the fulfillment of certain conditions outlined in the lease contract.

Next Page

Capital

             Consistent with its goals to operate a sound and profitable financial organization, American Bank of New Jersey actively seeks to maintain its classification as a "well capitalized" institution in accordance with regulatory standards. The Bank's total equity was $80.6 million at June 30, 2006, or 16.93% of total assets on that date. As of June 30, 2006, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank's regulatory capital ratios at June 30, 2006 were as follows: core capital 17.14%; Tier I risk-based capital, 28.87%; and total risk-based capital, 29.55%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

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

             In addition, changes in interest rates can affect the average lives of loans and mortgage-backed and related securities. For example, a reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing cost. This causes reinvestment risk, because we are generally not able to reinvest prepayments at rates that are comparable to the rates we previously earned on the prepaid loans or securities. By contrast, increases in interest rates reduce the incentive for borrowers to refinance their debt. In such cases, prepayments on loans and mortgage-backed and related securities may decrease thereby extending the average lives of such assets and reducing the cash flows that are available to be reinvested by the Company at higher interest rates. At June 30, 2006, 72.5% of our loan portfolio was comprised of one- to four-family mortgage loans, which experienced very high prepayment rates during recent years.

             Tables presenting the composition and allocation of the Company's interest-earning assets and interest-costing liabilities from an interest rate risk perspective are set forth in the preceding section of this report titled "Comparison of Financial Condition at June 30, 2006 and September 30, 2005." These tables present the Company's investment securities, loans, deposits, and borrowings by categories that reflect the contractual repricing characteristics of the underlying assets or liabilities. Shown as a percentage of total assets, the comparative data presents changes in the repricing characteristics of the Company's balance sheet - an important component of interest rate risk.

             Our net interest rate spread is the difference between the yields we receive on our interest-earning assets and the rates we pay on our interest-costing liabilities. Through the first half of fiscal 2005, the Company continued to realize improvements in its net interest spread as increases in earning asset yields continued to outpace increases in the cost of its interest-bearing liabilities. However, that trend reversed in the latter half of 2005 when upward pressure on the Company's cost of deposits resulted in greater increases in the Company's cost of interest-bearing liabilities than those of its interest earning assets. The trend of net interest spread compression continued in the nine months ended June 30, 2006 during which our net interest spread decreased to 1.81% from 2.28% for the year ended September 30, 2005.

Next Page

             In large part, this net interest rate spread compression resulted from an increase in the Company's cost of interest-bearing liabilities which outpaced the increase in the Company's yield on earning assets. This decline was attributable, in part, to the Company maintaining a comparatively higher average balance of lower yielding, shorter duration investment securities and short term, liquid assets during the current fiscal year. These balances resulted from the initial receipt of capital proceeds from the Company's second step conversion which were deployed into higher yielding investment securities throughout the quarter ended December 31, 2005. Additionally, continued upward pressure on the cost of retail deposits resulted in increases in interest expense which outpaced the increase in interest income resulting from improved yields on loans.

             Depending upon the movement of market interest rates, our earnings may continue to be impacted by an "earnings squeeze" in the future. For example, we are vulnerable to an increase in interest rates because the majority of our loan portfolio consists of longer-term, fixed rate loans and recently originated hybrid ARMs that are fixed rate for an initial period of time. At June 30, 2006, excluding allowance for loan losses and net deferred origination costs and including loans held for sale, loans totaled $385.7 million comprising 75.8% of total assets. Of those loans, fixed rate mortgages totaled $165.3 million or 32.5% of total assets while hybrid ARMs, including 3/1, 5/1, 7/1, and 10/1 ARMs totaled $184.7 million or 36.3% of total assets. In an increasing rate environment, our cost of funds may increase more rapidly than the interest earned on our loan portfolio and investment securities portfolio because our primary source of funds is deposits with substantially shorter maturities than the maturities on our loans and investment securities. Having interest-bearing liabilities that reprice more frequently than interest-earning assets will be detrimental during periods of rising interest rates and could cause our net interest rate spread to shrink because the increase in the rates we would earn on our securities and loan portfolios would be less than the increase in the rates we would pay on deposits and borrowings. This could cause a decrease in our earnings and an "earnings squeeze" just as the decrease in interest rates in prior periods had impacted our earnings.

             The Board of Directors has established an Asset/Liability Management Committee which is responsible for monitoring interest rate risk. The committee comprises the Bank's Chief Executive Officer, the Bank's President and Chief Operating Officer, the Bank's Executive Vice President and Corporate Secretary, the Bank's Senior Vice President and Chief Financial Officer, the Bank's Senior Vice President and Chief Lending Officer and the Bank's Vice President and Controller. The committee conducts regular, informal meetings, generally on a weekly basis, to address the day-to-day management of the assets and liabilities of the Bank, including review of the Bank's short term liquidity position; loan and deposit pricing and production volumes and alternative funding sources; current investments; average lives, durations and repricing frequencies of loans and securities; and a variety of other asset and liability management topics. The committee meets quarterly to formally review such matters. The results of the committee's quarterly review are reported to the full Board, which makes adjustments to the Bank's interest rate risk policy and strategies, as it considers necessary and appropriate.

             To reduce the effect of interest rate changes on net interest income, we may utilize various strategies aimed at improving the matching of interest-earning asset maturities to interest-bearing liability maturities. The strategies may include:

(1)	Originate and retain loans with adjustable rate features and fixed rate loans with shorter maturities including commercial real estate, construction and business loans;
(2)	Originate 1-4 family mortgage loans eligible for sale in the secondary market and, if warranted, sell such loans on either a servicing retained or servicing released basis;
(3)	Lengthen the maturities of our liabilities through utilization of Federal Home Loan Bank advances;

Next Page

(4)	Attract low cost checking and transaction accounts which tend to be less interest rate sensitive; and
(5)	Purchase short to intermediate term securities and maintain a securities portfolio that provides a stable cash flow, thereby providing investable funds in varying interest rate cycles.

             Quantitative Aspects of Market Risk. The following table presents American Bank of New Jersey's net portfolio value as of March 31, 2006, the latest date for which information is available. The net portfolio value was calculated by the Office of Thrift Supervision, based on information provided by the Bank.

	Net Portfolio Value		Net Portfolio Value as % of Present Value of Assets			Board Established Limits
Changes in Rates(1)	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change	Net Portfolio Value Ratio	Basis Point Change
(Dollars in thousands)
+300 bp	70,353	-19,958	-22%	15.45%	-313bp	5.00%	-450bp
+200 bp	77,398	-12,913	-14%	16.62%	-196bp	6.00%	-300bp
+100 bp	84,125	-6,186	-7%	17.68%	-91bp	7.00%	-150bp
0 bp	90,311			18.58%		8.00%
-100 bp	95,512	5,201	+6%	19.28%	+70bp	7.00%	-150bp
-200 bp	97,246	6,935	+8%	19.38%	+80 bp	6.00%	-300bp
_____________
(1)	The -300bp scenario is not shown due to the low prevailing interest rate environment.

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

Next Page

             Additionally, the Company expects to continue the sale of longer-term, fixed rate conforming loan originations into the secondary market while evaluating greater use of the secondary markets for selling other conforming and non-conforming 1-4 family mortgage loan originations. For the quarter ended June 30, 2006, we sold a total of $700,000 of loans to the Federal National Mortgage Association which resulted in gains on sales of mortgage loans held for sale of $4,000. Because we offer borrowers the option to lock in their interest rate prior to closing their mortgage loans, we may be exposed to market risk on the loans we sell into the secondary market. Once a loan's rate is locked, the price at which we can sell the loan will vary with movements in market interest rates. To manage that risk, we may take forward commitments to sell loans at a fixed price. At June 30, 2006, the Bank had seven outstanding contracts to sell long term, fixed rate mortgage loans totaling $2.2 million to the Federal National Mortgage Association. Loans sold under contracts drawn in the future may generate additional gains or losses on sale of mortgage loans in subsequent periods.

             Finally, during fiscal 2004 we recognized a $125,000 penalty to prepay $3.0 million of fixed rate FHLB advances with a weighted average cost of 6.28%.  Although no such prepayments were transacted in fiscal 2005 or during the nine months ended June 30, 2006 we may evaluate the costs and benefits of further prepayments, which may result in additional one-time charges to earnings in the form of FHLB prepayment penalties to further improve the Bank's net interest spread and margin and enhance future earnings.

Next Page

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 ("the Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of the end of the period covered by this quarterly report are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
(b)	Changes in internal controls: In the quarter ended June 30, 2006, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Next Page

PART II - - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

             At June 30, 2006, the Company and its subsidiaries were not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

             At the Company's Annual Stockholder's Meeting (the Meeting) held on May 23, 2006, all the nominees for director proposed by the Company were elected. The votes cast for each nominee were as follows:

	For	Withheld

H. Joseph North	12,957,832	783,301
W. George Parker	12,725,609	1,015,524

             Directors whose terms of office as a director continued after the meeting are: Robert A. Gaccione, , Joseph Kliminski, Fred G. Kowal, Stanley Obal, Vincent Rospond and James H. Ward, III.

             At the Meeting, the shareholders also approved the American Bancorp of New Jersey, Inc. 2006 Equity Incentive Plan. The votes cast for and against and the number of abstentions and broker non-votes were as follows:

For	Against	Abstain	Broker Non-Vote

8,045,251	1,536,478	36,317	4,123,087

             At the Meeting, the shareholders also ratified the appointment of Crowe Chizek and Company LLC as independent auditors for the fiscal year ending September 30, 2006. The votes cast for and against and the number of abstentions were as follows:

For	Against	Abstain

13,029,486	519,232	192,415

ITEM 5. OTHER INFORMATION

              None

Next Page

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

American Bancorp of New Jersey, Inc. (Registrant)
Date: August 14, 2006	/s/ Joseph Kliminski Joseph Kliminski Chief Executive Officer
Date: August 14, 2006	/s/ Eric B. Heyer Eric B. Heyer Senior Vice President and Chief Financial Officer

Next Page