Form 10-K
period 2006-09-30
AMERICAN BANCORP OF NEW JERSEY INC
filed 2006-12-14
CIK 1330039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

	For the fiscal year ended	September 30, 2006
-OR-
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number:     0-51500

AMERICAN BANCORP OF NEW JERSEY, INC. (Exact Name of Registrant as Specified in its Charter)
New Jersey (State or Other Jurisdiction of Incorporation or Organization)	55-0897507 (I.R.S. Employer Identification Number)
365 Broad Street, Bloomfield, New Jersey 07003 (Address of Principal Executive Offices)	07003 (Zip Code)

Registrant's telephone number, including area code: (973) 748-3600

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.10 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer. See definition of "accelerated file and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). [   ] Yes        [X] No

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, computed by reference to the closing price of the registrant's common stock on the NASDAQ Stock Market on March 31, 2006, was $129,035,269. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.

As of December 8, 2006, the registrant had outstanding 13,101,220 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the year ended September 30, 2006

Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2006

Next Page

PART I

Forward-Looking Statements

             American Bancorp of New Jersey, Inc. (the "Company" or "Registrant") may from time to time make written or oral "forward looking statements," including statements contained in documents filed with or furnished to the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

Next Page

             The Bank was originally founded in 1919 as the American-Polish Building & Loan Association of Bloomfield, New Jersey. It became a state-chartered savings and loan association in 1948 and converted to a federally chartered savings bank in 1995. The Bank's deposits are insured by the Federal Deposit Insurance Corporation up to the maximum amount permitted by law. The Bank is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

             Our core business is using retail deposits in order to fund a variety of mortgage and consumer loan products. We operate as a traditional community bank, offering retail banking services, one- to four-family residential mortgage loans, home equity loans and lines of credit, multi-family and non-residential mortgage loans, business and consumer loans. We also invest in mortgage-backed securities, collateralized mortgage-backed obligations and other investment securities. The principal source of funds for our lending and investing activities is retail deposits, supplemented with Federal Home Loan Bank borrowings. Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. It is a function of the average balances of loans and investments versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and investments and the cost of those deposits and borrowed funds. Our interest-earning assets consist primarily of residential mortgage loans, multi-family and nonresidential real estate loans, construction loans, as well as residential mortgage-related securities and U.S. Agency debentures. Interest-bearing liabilities consist primarily of retail deposits and borrowings from the Federal Home Loan Bank of New York.

Market Area

             Our main office is located in Bloomfield, New Jersey, and our two branch offices are located in Cedar Grove and Verona, New Jersey. Our lending is concentrated in the New Jersey and New York metropolitan area, and our predominant sources of deposits are the communities in which our three offices are located as well as the neighboring communities. Our business of attracting deposits and making loans is primarily conducted within our market area. A downturn in the local economy could reduce the amount of funds available for deposit and the ability of borrowers to repay their loans. As a result, our profitability could decrease.

Competition

             We face substantial competition in our attraction of deposits, which are our primary source of funds for lending, and in our origination of loans. Many of our competitors are significantly larger institutions and have greater financial and other resources. Our ability to compete successfully is a significant factor affecting our profitability.

             Our competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions, and credit unions located in our primary market area. We also compete with mortgage banking companies for real estate loans, and commercial banks and savings institutions for consumer loans; and we face competition for deposits from investment products such as mutual funds, short-term money funds and corporate and government securities.

Next Page

Lending Activities

             General. Historically, we have focused on the origination of one- to four-family loans. Consequently, a majority of our total loan portfolio comprises such loans as reflected in the table below. Notwithstanding, our business plan calls for significantly greater emphasis on commercial lending which includes multifamily, nonresidential, construction and business loans. Toward that end, the Bank continues to expand its commercial lending division with the hiring of several additional commercial lending officers and administrative support staff. While outstanding balances in commercial loans still fall below those in the one- to four-family loan category, the table below shows the dollar and percentage of portfolio growth trends in the commercial categories reflecting the Company's loan diversification strategy.

             Loan Portfolio Composition. The following table analyzes the composition of our loan portfolio by loan category at the dates indicated.

	At September 30
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loans:
One- to four-family real estate(1)	$283,469	68.05%	$267,052	78.09%	$251,531	80.17%	$215,984	81.59%	$167,564	79.06%
Multi-family and nonresidential real estate	73,496	17.64	58,615	17.14	43,197	13.77	36,202	13.68	29,503	13.92
Land	534	0.13	-	-	-	-	-	-	-	-
Construction	33,155	7.96	1,450	0.42	7,175	2.29	1,233	0.47	4,875	2.30
Consumer	720	0.17	702	0.21	746	0.24	780	0.29	795	0.38
Home equity	19,122	4.59	13,413	3.92	10,666	3.40	8,893	3.36	6,904	3.26
Business	6,068	1.46	746	0.22	398	0.13	1,610	0.61	2,298	1.08

Total loans receivable	416,564	100.00%	341,948	100.00%	313,713	100.00%	264,702	100.00%	211,939	100.00%
Less:
Allowance for loan losses	(2,123)		(1,658)		(1,578)		(1,371)		(1,117)
Net deferred origination costs	1,100		1,036		935		796		673
Loans in process	(16,917)		(350)		(4,100)		(783)		(3,121)
Total loans receivable, net	$398,624		$341,006		$308,970		$263,344		$208,374

_____________
(1) Includes loans held for sale of $280,250 and $500,000 at September 30, 2005 and September 30, 2003, respectively.

Next Page

           Loan Maturity Schedule. The following table sets forth the maturity of our loan portfolio at September 30, 2006. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual repayment of loan balances will vary significantly from their contractual maturities due to amortization and prepayments.

	At September 30, 2006
	One- to Four- Family Real Estate	Multi-family and Nonresidential Real Estate	Land	Construction	Consumer	Home Equity	Business	Total
	(Dollars in thousands)
Amounts Due:
Within 1 Year	$ 51	$ 2,718	$ -	$ 6,684	$ 718	$ -	$ 4,329	$ 14,500
After 1 year:
1 to 5 years	2,980	1,224	-	9,554	2	440	1,605	15,805
5 to 10 years	28,159	8,652	534	-	-	1,706	134	39,185
10 to 15 years	56,372	19,109	-	-	-	3,512	-	78,993
Over 15 years	195,907	41,793	-	-	-	13,464	-	251,164
Total due after one year	283,418	70,778	534	9,554	2	19,122	1,739	385,147
Total amount due	$ 283,469	$ 73,496	$ 534	$ 16,238	$ 720	$ 19,122	$ 6,068	$ 399,647

Next Page

             The following table sets forth the dollar amount of all loans at September 30, 2006 due after September 30, 2007, which have fixed interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)

One- to four-family real estate	$ 137,998	$ 145,420	$ 283,418
Multi-family and non-residential real estate	26,629	44,149	70,778
Land	534	-	534
Construction	-	9,554	9,554
Consumer	2	-	2
Home equity	-	19,122	19,122
Business	426	1,313	1,739
Total	$ 165,589	$ 219,558	$ 385,147

             One- to Four-Family Real Estate Loans. As noted above, our primary lending activity historically has consisted of the origination of one- to four-family mortgage loans, most of which are secured by property located in northern New Jersey. We will generally originate a one- to four-family mortgage loan in an amount up to 80% of the lesser of the appraised value or the purchase price of a mortgaged property. For loans exceeding this guideline, private mortgage insurance on the loan is typically required.

             Our residential loans are generally originated with fixed or adjustable rates and have terms of ten to thirty years. We also offer mortgage loans with bi-weekly payments and recently began offering mortgage loans with terms up to forty years as well as fully amortizing, adjustable rate loans with interest only payments for the first three to five years. Loans with interest only payments are generally considered to entail greater risk than loans whose terms require the payment of both interest and principal over the life of the loan. Of particular concern are borrowers' abilities to meet their payment obligations when the interest rate on the loan resets for the first time while, simultaneously, schedule prinicipal amortization begins to be collect over the loan's remaining term to maturity. These concurrent factors may result in significant increases to a borrower's monthly payment obligations.

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

             The fixed rate mortgage loans that we originate generally meet the secondary mortgage market standards of the Federal National Mortgage Association ("FNMA"). For the purposes of interest rate risk management, we have historically sold qualifying one- to four-family residential mortgages into the secondary market on a servicing retained basis without recourse. Toward that end, we have entered into a master selling and servicing agreement with FNMA under which the Bank sold $5.8 million in the year ended September 30, 2006, $2.4 million in the year ended September 30, 2005, and $4.8 million in the year ended September 30, 2004. We have recently entered into a correspondent relationship with Countrywide Home Loans through which we expect to sell one- to four-family mortgage loans on a servicing released basis. With these relationships in place, we expect to increase the number of one- to four-family loans sold into the secondary market.

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

Next Page

             Multifamily and Nonresidential Real Estate Loans. We originate and participate in commercial loans on multi-family and non-residential real estate properties, including loans on retail/service properties, small office buildings, strip malls and other income-producing properties. We generally require a 25% down payment or equity position for these mortgage loans. Typically these loans are made with amortization terms of up to twenty-five years. The majority of these loans are on properties located within the New Jersey and New York metropolitan area.

             Commercial real estate loans generally are considered to entail significantly greater risk than that which is involved with one- to four-family real estate lending. The repayment of these loans typically is dependent on the real estate securing the loan as collateral and the successful operations of the property and income stream of the borrower generated from the property. These risks can be significantly affected by economic conditions. In addition, commercial loans may carry larger balances to single borrowers or related groups of borrowers than one- to four-family loans. Furthermore, this type of real estate lending generally requires substantially greater evaluation and oversight efforts compared to one-to-four family mortgage lending.

             Construction Loans. We originate and participate in construction loans throughout the New Jersey and New York metropolitan area. Our construction lending includes loans to individuals for construction of a primary residence as well as loans to builders and developers for single family homes, multi-family homes, small residential tract development, small condominium projects, as well as other commercial real estate projects. We have no formal limits as to the number of projects a builder may have under construction or development, and make a case by case determination on loans to builders and developers who have multiple projects under development. In some cases, we convert a construction loan to the permanent end mortgage loan upon completion of construction.

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

              Business Loans. We also originate business loans to a variety of professionals, sole proprietorships and small businesses, primarily in our market area. These loans are generally secured by real estate. We generally require the personal guarantee of the business owner. Business lending products include term loans and lines of credit. Our business term loans generally have terms from one to five years and are mostly fixed rate loans. Our business lines of credit have terms from one to three years and are mostly adjustable rate loans.

             Unlike single-family residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of business loans may be substantially dependent on the success of the business itself and the general economic environment. Business loans, therefore, have greater credit risk than residential mortgage loans. In addition, business loans may carry larger balances to single borrowers or related groups of borrowers than one- to four-family loans. In addition, business lending generally requires substantially greater evaluation and oversight efforts compared to residential or non-residential real estate lending.

Next Page

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

              Consumer Loans. Consumer loans consist of savings secured loans and unsecured consumer loans. We will generally lend up to 90% of the account balance on a savings secured loan. At September 30, 2006, we had $74,000 of unsecured consumer loans.

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

             Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower or a group of related borrowers in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. As of September 30, 2006, our loans to one borrower limit was approximately $12.7 million.

             At September 30, 2006, our largest group of related borrowers had an aggregate balance, including unfunded commitments, of approximately $8.0 million, representing 7 loans on single purpose commercial real estate, mixed use properties, single family residential and a construction loan for residential properties.

             At the same date, our second largest group of related borrowers had an aggregate balance including total commitments of approximately $6.3 million, representing 2 loans secured by a construction loan for a condominium project and a small unsecured line of credit. Our third largest group of related borrowers at that date had an aggregate balance including total commitments of approximately $5.6 million, representing 4 loans on condominium units, 9 loans secured by multi-family properties and 3 single family residential loans. At September 30, 2006 , we had 15 additional lending relationships exceeding $2.0 million, with outstanding balances at that date ranging from $2.0 million to $5.6 million. All of these lending relationships were current and performing in accordance with the terms of their loan agreements as of September 30, 2006.

Next Page

             Loan Originations, Purchases, Sales, Solicitation and Processing. Our loan growth arises primarily from the retail origination of our own loans and retaining such loans in portfolio. Our sources of loan originations include repeat customers, referrals from realtors and other professionals, such as attorneys, accountants and financial planners, as well as "walk-in" customers. Gross loan originations totaled $153 million for the year ended September 30, 2006. Net of principal repayments, loan growth totaled approximately $57.3 million for the year ended September 30, 2006.

             By contrast, our loan purchase activity has been limited in recent years. During the year ended September 30, 2004, we purchased $3.3 million of adjustable rate mortgage loans. We did not purchase any whole loans during the years ended September 30, 2006 and 2005. During the years ended September 30, 2006, 2005, and 2004, we sold loans totaling $5.8 million, $2.4 million, and $4.8 million, respectively. Loan sales are part of our interest rate risk management strategy and may increase in the future. Historically, we have sold loans on a non-recourse, servicing retained basis. At September 30, 2006, loans serviced for the benefit of others totaled $20.5 million. Notwithstanding, we may sell loans servicing released in the future based on our correspondent relationship with Countrywide Home Loans.

             We occasionally purchase participations in loans originated through other lending institutions. At September 30, 2006, we had participations with New Jersey thrift institutions that had outstanding balances totaling $8.3 million. An additional $1.0 million of unfunded commitments remain outstanding related to those loans. Additionally, we have $1.6 million of outstanding loan balances from the Thrift Institutions Community Investment Corporation of New Jersey ("TICIC"). Our participations through these entities are secured by one-to-four family properties as well as multi-family or other non-one- to-four family properties, such as assisted living facilities. We may also sell participation interests in multi-family, commercial and other real estate loans or construction loans.

             Loan Commitments. We provide written commitments to prospective borrowers on all one- to- four-family and commercial loans. The total amount of commitments to extend credit for these loans as of September 30, 2006, was approximately $19.0 million, excluding commitments on unused lines of credit of $23.5 million and undisbursed portions of construction loans totaling $16.9 million.

             Loan Approval Procedures and Authority. Our lending policies and loan approval limits are recommended by senior management and approved by the Board of Directors. Our loan origination underwriter has loan authority to approve one-to four-family loans up to $417,000, the Federal National Mortgage Association conforming loan limit. Our Loan Origination Manager has loan authority to approve one-to four-family loans up to $500,000 with Federal National Mortgage Association automated underwriting approvals. Our Loan Committee consists of Officers Kliminski, Kowal, Bzdek and Bringuier. Each of these officers has authority to approve one-to four-family loans up to $750,000. One-to four-family loans between $750,000 and $1,000,000 require two signatures; one member must be from Loan Committee. One-to four-family loans between $1,000,000 and $1,750,000 require two signatures from Loan Committee. One-to four-family loans greater than $1,750,000 require the approval of the Board of Directors.

             Loans other than one-to four-family loans up to $750,000 require one signature from Loan Committee, which must be the President or Chief Lending Officer. Loans between $750,000 and $1,750,000 require two signatures from Loan Committee, one of which must be the President or Chief Lending Officer. Approval by the loan sub-committee of the Board is required for non one-to four- family loans over $1,750,000.

Next Page

             As with existing policies and limits, any such changes recommended by management, regarding loan authority, will be subject to Board of Director approval.

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

             As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial write-down of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At September 30, 2006, we held no real estate owned.

             Loans are reviewed on a regular basis and are placed on non-accrual status when they are more than ninety days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At September 30, 2006, we had approximately $2.1 million of loans that were held on a non-accrual basis.

Next Page

             Non-Performing Assets. The following table provides information regarding our non-performing loans and other non-performing assets as of the dates indicated.

	At September 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
One- to four-family	$ 691	$ 952	$ 445	$ 147	$ 147
Multi-family and non residential	1,398	101	74	369	423
Construction	-	-	-	-	-
Consumer	-	62	-	1	-
Home equity	-	48	-	-	-
Business	-	-	-	-	-
Total	2,089	1,163	519	517	570
Accruing loans contractually past due 90 days or more	-	-	-	-	-
Total non-performing loans	2,089	1,163	519	517	570
Real estate owned	-	-	-	-	-
Other non-performing assets	-	-	-	-	-
Total non-performing assets	$ 2,089	$ 1,163	$ 519	$ 517	$ 570
Allowance for loan losses to non-performing loans	101.64%	142.62%	304.05%	265.18%	195.96%
Total non-performing loans to total loans	0.52%	0.34%	0.17%	0.20%	0.27%
Total non-performing loans to total assets	0.41%	0.21%	0.12%	0.12%	0.17%
Total non-performing assets to total assets	0.41%	0.21%	0.12%	0.12%	0.17%

             During the year ended September 30, 2006, gross interest income of $108,000 would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and $55,000 of interest on such loans was included in income for the year ended September 30, 2006.

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

Next Page

             Management's classification of assets is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. The following table discloses our classification of assets and designation of certain loans as special mention as of September 30, 2006. At September 30, 2006, all of the classified assets and special mention designated assets were loans.

At September 30, 2006
(In thousands)

Special Mention	$ 473
Substandard	1,698
Doubtful	172
Loss	-
Total	$ 2,343

             At September 30, 2006, approximately $1.1 million of loans classified as "substandard" were accounted for as non-performing loans. At September 30, 2006, no loans classified as "special mention" or "doubtful" were accounted for as non-performing loans.

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

             Our methodology for calculating the allowance for lease and loan losses is based upon FAS 5 and FAS 114. Under FAS 114, we identify and analyze certain loans for impairment. If an impairment is identified on a specific loan, a loss allocation is recorded in the amount of that impairment. Loan types subject to FAS 114 are, multi-family mortgage loans, non-residential mortgage loans, construction loans and business loans. We also conduct a separate review of all loans on which the collectibility of principal may not be reasonably assured. We evaluate all classified loans individually and base our determination of a loss factor on the likelihood of collectibility of principal including consideration of the value of the underlying collateral securing the loan.

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

  levels and trends of delinquencies and impaired loans;
  levels and trends of charge-offs and recoveries;
  trends in volume and terms of loans;
Next Page

  changes to lending policies, procedures and practices;
  experience, ability and depth of lending management and staff;
  national, regional and local economic trends and conditions;
  industry conditions; and
  changes in credit concentration.

             In recent years, our charge-offs have been low and, consequently, our estimation of the amount of losses in the loan portfolio both probable and reasonable to estimate has been more reflective of other factors.

             Our allowance estimation methodology utilizes historical loss experience and environmental factors such as the local and national economy, loan growth rate, trends in delinquencies and non-performing loans, experience of lending personnel, and other similar factors. However, we have had significant growth in recent years. As a result of the significant loan growth, a portion of our loan portfolio is considered "unseasoned," meaning that the loans were originated less than three years ago. Generally, unseasoned loans demonstrate a greater risk of credit losses than their seasoned counterparts. Moreover, in many cases, these unseasoned loans are obligations of borrowers with whom the Bank has had no prior payment experience. In the absence of adequate historical loss experience upon which the Bank can base its allowance calculations, the Bank includes peer group information in its evaluation of the allowance. The peer group information utilized by the Bank is that of OTS regulated thrifts in the northeast region. Management believes that the majority of thrifts in the northeast region have similar loan portfolio composition.

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

             Based on the allowance for loan loss methodology discussed above, management expects provisions for loan losses to increase as a result of the net growth in loans called for in the Company's business plan. Specifically, our business strategy calls for increased strategic emphasis in commercial real estate and business lending. The loss factors used in the Bank's loan loss calculations are generally higher for such loans compared with those applied to one-to-four family mortgage loans. Consequently, future net growth in commercial real estate and business loans may result in required loss provisions that exceed those recorded in prior years when comparatively greater strategic emphasis had been placed growing the 1-4 family mortgage loan portfolio.

Next Page

             The following table sets forth information with respect to our allowance for loan losses for the periods indicated:

	Year Ended September 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Allowance balance at beginning of period	$ 1,658	$ 1,578	$ 1,371	$ 1,117	$ 1,009
Provision for loan losses	465	81	207	254	105
Charge-offs:
One- to four-family real estate	-	-	-	-	-
Consumer	-	-	-	-	(1)
Total charge-offs	-	-	-	-	(1)
Recoveries:
Consumer	-	-	-	-	4
Total recoveries	-	-	-	-	4
Net (charge-offs) recoveries	-	-	-	-	3
Allowance balance at end of period	$ 2,123	$ 1,658	$ 1,578	$ 1,371	$ 1,117
Total loans outstanding at end of period	$ 416,564	$ 341,978	$ 313,713	$ 264,702	$ 211,939
Average loans outstanding during period	$ 369,916	$ 327,948	$ 278,632	$ 238,474	$ 186,974
Allowance as a % of total loans	0.53%	0.48%	0.50%	0.52%	0.53%
Net loans charge-offs as a % of average loans	0.00%	0.00%	0.00%	0.00%	0.00%

Next Page

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

	At September 30
	2006		2005		2004		2003		2002
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)

At end of period allocated to:
One- to four-family real estate	$ 806	68.05%	$ 782	78.09%	$ 777	80.17%	$ 685	81.59%	$ 531	79.06%
Multi-family and non-residential real estate	878	17.64	737	17.14	680	13.77	566	13.68	452	13.92
Land	6	0.13	-	-	-	-	-	-	-	-
Construction	174	7.96	12	0.42	21	2.29	3	0.47	13	2.30
Consumer	5	0.17	4	0.21	4	0.24	3	0.29	3	0.38
Home equity	95	4.59	63	3.92	43	3.40	37	3.36	29	3.26
Business	115	1.46	16	0.22	9	0.13	34	0.61	46	1.08
Unallocated	44	-	44	-	44	-	43	-	43	-
Total allowance	$2,123	100.00%	$ 1,658	100.00%	$ 1,578	100.00%	$ 1,371	100.00%	$ 1,117	100.00%

Next Page

Securities Portfolio

             General. Federally chartered savings banks have the authority to invest in various types of liquid assets. The investments authorized by the Bank's board-approved investment policy include U.S. government and government agency obligations, mortgage-related securities of various U.S. government agencies or government-sponsored enterprises and private corporate issuers (including securities collateralized by mortgages), and mutual funds comprising such securities. Authorized investments also include certificates of deposits of insured banks and savings institutions and municipal securities. Our policy does not permit corporate non-residential mortgage related securities. Our investment securities portfolio at September 30, 2006 did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity, excluding those issued by the United States Government or its agencies.

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

              Our investment policy, which is approved by the Board of Directors, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing our lending activities. Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. The Asset/Liability Management Committee, comprised of Joseph Kliminski, the Bank's Chief Executive Officer, Fred Kowal, the Bank's President and Chief Operating Officer, Richard Bzdek, the Bank's Executive Vice President and Corporate Secretary, Eric Heyer, the Bank's Senior Vice President and Chief Financial Officer, Catherine Bringuier, the Bank's Senior Vice President and Chief Lending Officer, Josephine Castaldo, the Bank's Vice President of Deposit Operations, and John Scognamiglio, the Bank's Vice President and Controller, is responsible for the oversight of the securities portfolio. Management conducts regular, informal meetings, generally on a weekly basis while the committee meets quarterly to formally review the Bank's securities portfolio. The results of the committee's quarterly review are reported to the full Board, which makes adjustment to the investment policy and strategies as it considers necessary and appropriate.

Next Page

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

Next Page

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

             At September 30, 2006, the Company's portfolio of collateralized mortgage obligations primarily included tranches whose terms and structure support the regular receipt of principal cash flows within a wide range of prepayment speeds of the underlying collateral. This reduces the likelihood that reductions in market value resulting from movements in market interest rates may be identified as "other than temporary" which would require an adjustment to the carrying cost of the security recorded through earnings. Rather, investing in collateralized mortgage obligations allows us to better manage the prepayment and extension risk associated with conventional mortgage-related securities thereby reducing the market value sensitivity of that segment of the investment portfolio. Management believes collateralized mortgage obligations represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. At September 30, 2006, collateralized mortgage obligations comprised $34.6 million of our securities portfolio.

             Other Securities. In addition, at September 30, 2006 we held an approximate investment of $3.4 million in Federal Home Loan Bank of New York common stock (this amount is not shown in the securities portfolio).

             The following table sets forth the carrying value of our securities portfolio at the dates indicated. Securities that are held-to-maturity are shown at our amortized cost, and securities that are available-for-sale are shown at the current market value.

	At September 30,
	2006	2005	2004
	(In thousands)
Securities Held-to-Maturity:
U.S. government and federal agency obligation	$ 2,000	$ 2,000	$ --
Collateralized mortgage non-agency obligations	2,137	2,503	--
Collateralized mortgage agency obligations	58	76	107
Government National Mortgage Association	200	244	327
Federal Home Loan Mortgage Corporation	286	385	490
Federal National Mortgage Association	5,866	2,616	1,870
Total securities held-to-maturity	10,547	7,824	2,794
Securities Available-for-Sale:
U.S. government and federal agency obligation	10,917	9,805	13,840
Collateralized mortgage non-agency obligations	-	-	1,234
Collateralized mortgage agency obligations	32,393	25,763	42,870
Government National Mortgage Association	108	148	202
Federal Home Loan Mortgage Corporation	12,882	4,090	5,219
Federal National Mortgage Association	18,223	12,782	16,261
Mutual fund	-	9,749	9,869
Total securities available-for-sale	74,523	62,337	89,495
Total	$ 85,070	$ 70,161	$ 92,289

Next Page

             The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our investment and mortgage-backed securities portfolio at September 30, 2006. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

             The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our investment and mortgage-backed securities portfolio at September 30, 2006. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At September 30, 2006
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)

U.S. Government and Federal Agency	$ 12,917	3.55%	$ -	-%	$ -	- %	$ -	-%	$ 12,917	3.55%	$ 12,893
Mortgage-backed non-agency Obligations	-	-	2,137	3.90	-	-	-	-	2,137	3.90	2,081

Government National Mortgage Association	-	-	-	-	-	-	308	5.19	308	5.19	310

Federal Home Loan Mortgage Association	-	-	958	3.14	11,288	4.15	28,051	4.43	40,297	4.32	40,298

Federal National Mortgage Association	-	-	-	-	14,741	3.88	14,670	4.39	29,411	4.13	29,364

Total	$ 12,917	3.55%	$ 3,095	3.66%	$ 26,029	4.00%	$ 43,029	4.42%	$ 85,070	4.13%	$ 84,946
Next Page

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

             At September 30, 2006, $165.2 million or 50.5% of our deposits were in certificates of deposit. Our liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed. Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue. However, the need to retain these time deposits could result in an increase in our cost of funds.

             At September 30, 2006, we had approximately $16.9 million of municipal deposits at the Bank. These deposits include the one municipal account relationship noted above whose balances at September 30, 2006 totaled approximately $11.8 million. The Bank expects these funds to be withdrawn during the first fiscal quarter of 2007 due to the municipality's closing of that account relationship.

Next Page

             The following table sets forth the distribution of deposits at the Bank at the dates indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

	At September 30
	2006			2005			2004
	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate
Non-interest-bearing demand deposits	$ 23,545	7.20%	-%	$ 25,583	7.50%	-%	$ 22,599	7.00%	-%

Interest-bearing demand deposits	31,429	9.61	2.25	39,264	11.52	1.87	38,696	11.99	1.06

Savings deposits	107,008	32.71	2.62	123,270	36.16	1.68	143,401	44.44	1.60

Time deposits	165,165	50.48	4.48	152,808	44.82	3.45	118,020	36.57	2.65

Total deposits	$ 327,147	100.00%	3.34%	$ 340,925	100.00%	2.37%	$ 322,716	100.00%	1.81%
Next Page

             The following table shows the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2006.

Remaining Time Until Maturity	Certificates of Deposits
(In thousands)

Within three months	$ 17,477
Three through six months	12,721
Six through twelve months	20,556
Over twelve months	13,538
Total	$ 64,292

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

             Advances from the Federal Home Loan Bank are typically secured by the Federal Home Loan Bank stock we own and a portion of our residential mortgage loans and may be secured by other assets, mainly securities which are obligations of or guaranteed by the U.S. government. At September 30, 2006, our borrowing limit with the Federal Home Loan Bank was approximately $122.3 million. Additional information regarding our Federal Home Loan Bank advances is included under Note 8 of the Notes to the Financial Statements.

             The following table sets forth certain information regarding our borrowed funds.

	At or For the Year Ended September 30,
	2006	2005	2004
Federal Home Loan Bank Advances:
Average balance outstanding	$ 52,725	$ 62,056	$ 60,125

Maximum amount outstanding at any month-end during the period	$ 56,075	$ 72,853	$ 65,500

Balance outstanding at end of period	$ 56,075	$ 53,734	$ 57,491

Weighted average interest rate during the period	4.95%	4.58%	4.76%

Weighted average interest rate at end of period	5.16%	4.84%	4.72%

Next Page

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

Personnel

             As of September 30, 2006, we had 64 full-time employees and 17 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees is satisfactory.

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

Next Page

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

             Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. At September 30, 2006 the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

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

Next Page

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

Next Page

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

             Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every twelve months. The Bank met the QTL test as of September 30, 2006 and in each of the last twelve months and, therefore, qualifies as a QTL.

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

Next Page

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

Next Page

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

Item 1A. Risk Factors.

Our strategic plan calls for us to diversify our loan portfolio with increased emphasis on commercial lending.

             Commercial loans include multi-family and nonresidential mortgage loans, construction loans and business loans. At September 30, 2006, our loan portfolio included commercial loans totaling $96.3 million, or 24.2% of our total portfolio. It is our intention to significantly increase our origination of these types of loans. As part of our plan to grow and diversify the loan mix, we continue to expand our commercial lending business unit and expect to hire additional commercial lenders over the next several years. Our compensation and benefit expenses will increase significantly as we hire these lenders and associated support staff. We also expect that our construction lending program will also continue to expand in connection with our increasing strategic emphasis on commercial lending.

             Commercial loans are generally considered to involve a higher degree of credit risk than long-term financing of owner-occupied residential properties. The likelihood that these loans will not be repaid or will be late in paying is generally greater than with residential loans. Furthermore, it may take some time for us to attract lending business sufficient to offset the increased compensation and benefit expenses that results from hiring the additional personnel we will need. There can be no assurance that the lenders we hire will successfully grow our loan portfolio.

Our strategic plan calls for us to expand our franchise through de novo branching.

             We are currently seeking to expand our branch network by up to five branches over the next three to five years. The first of these new branches is located in Verona, New Jersey and opened in November 2006. A second location has been identified in Clifton, New Jersey which we hope to open during the latter half of fiscal 2007. Until new branches attract sufficient business to offset the increased expenses incurred by de novo branching, the new branches are likely to reduce our earnings. There is no assurance, however, that we will be successful in opening de novo branches. Costs for land purchase and branch construction will adversely impact earnings going forward. We currently estimate that total land, construction and equipment costs could average as much as $3.1 million per branch and could be higher. The expenses associated with opening new offices, in addition to the personnel and operating costs that we will have once these offices are open, will significantly increase noninterest expenses. Because these expenses are in fixed assets, they will not result in any additional earnings but will result in a substantial increase in depreciation and occupancy expense. There can be no assurance when, or if, these new offices will open or that we will be successful in executing this part of the business plan. If we are able to locate and obtain suitable sites for these branches, there is no guarantee that these de novo branches will be profitable.

Next Page

             While not a de novo branch, per se, we also expect to incur additional costs associated with relocating and expanding the Bloomfield deposit branch. The new facility will be located on a property adjacent to our Bloomfield headquarters building where the branch is currently located. This relocation will enable us to greatly enhance and modernize the Bloomfield branch facility. Such enhancements will greatly support our customer service goals and objectives while expanding the office space available for the additional staff needed to support our growth plans. Specifically, our main office in Bloomfield currently houses our management staff as well as our lending and administrative operations. This space will need to be augmented in order to add the additional lenders and support staff called for by our growth plans. Like the do novo branches mentioned above, the relocation of the Bloomfield deposit branch is expected to increase our operating costs through various forms of additional occupancy and depreciation costs,

We expect that changes in interest rates may have a significant, adverse impact on our net interest income.

             The income from our assets and the cost of our liabilities are sensitive to changes in interest rates. Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between: (a) the interest income we earn on our interest-earning assets such as loans and securities; and (b) the interest expense we pay on our interest-bearing liabilities such as deposits and amounts we borrow. The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. We, like many savings institutions, have liabilities that generally have shorter contractual maturities or other repricing characteristics than our assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. In a period of declining interest rates the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities.

Next Page

Our business is geographically concentrated in New Jersey and the New York metropolitan area. A downturn in economic conditions in the state and/or the surrounding region could have an adverse impact on our profitability.

             A substantial majority of our loans are to individuals and businesses in New Jersey and the New York metropolitan area. Any decline in the regional economy could have an adverse impact on our earnings. Because we have a significant amount of real estate loans, decreases in local real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy and real estate values may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

Strong competition within our market area may limit our growth and profitability.

             Competition in the banking and financial services industry in New Jersey is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we do and offer services that we do not or cannot provide. This competition has made it more difficult for us to make new loans and more difficult to retain deposits. Price competition for loans might result in us originating fewer loans, or earning less on our loans, and price competition for deposits might result in slower growth or reduction of our total deposits or having to pay more for our deposits.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

             We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision and by the Federal Deposit Insurance Corporation. This regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank and the adequacy of a bank's allowance for loan losses. Any change in this regulation and oversight, whether in the form of regulatory policy, regulations, or legislation could have a material impact on us and our operations.

Item 1B. Unresolved Staff Comments.

             None.

Next Page

Item 2. Properties.

             At September 30, 2006, our net investment in property and equipment totaled $6.5 million. We use an outside service company for data processing. The following table sets forth the location of our main office, separate drive-up facility and two branch offices, the year each opened and the net book value for each location. The net book value reported for the Verona branch location includes only those funds disbursed through September 30, 2006 relating to branch acquisition and construction. Additional disbursements were made in the first quarter of fiscal 2007 increasing its net book value as construction of that branch was completed. Additionally, at September 30, 2006, we had purchase deposits and other professional fees totaling approximately $274,000 million in connection with de novo branch site acquisitions.

Office Location	Year Facility Opened	Leased or Owned	Net Book Value at September 30, 2006
			(In thousands)
Main Office 365 Broad Street Bloomfield, New Jersey 07003	1965	Owned	$ 1,354

Main Office Drive Up Facility 16 Pitt Street Bloomfield, New Jersey 07003	1998	Owned	$ 316

Full Service Branch 310 Pompton Avenue Cedar Grove, New Jersey 07009	2001	Owned	$ 1,821

Full Service Branch (in process of construction at September 30, 2006) 725 Bloomfield Avenue Verona, New Jersey 07009	2006	Owned	$ 2,758

Item 3. Legal Proceedings.

             From time to time the Company and its subsidiaries are parties to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Bank. In the opinion of management, there were no lawsuits pending or known to be contemplated at September 30, 2006 that would have a material effect on operations or income.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Next Page

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

             The information contained in the section captioned "Stockholder Information" in the portions of the Annual Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

             The information contained in "Note 1 of the Consolidated Financial Statements" and the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital" in the portions of the Annual Report filed as Exhibit 13 to this Form 10-K regarding the OTS restrictions on dividends from the Bank to the Company.

             The following table summarizes our share repurchase activity during the three months ended September 30, 2006 and additional information regarding our share repurchase program.

Repurchases for the Month	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under Plans or Programs
July 1 - July 31, 2006	-	-	-	-
August 1 - August 30, 2006	355,898	$11.99	355,898	-
September 1 - September 30, 2006	-	-	-	-
Total repurchases	355,898	$11.99	355,898	-(1)(2)

-------------------------
(1)	As of September 30, 2006, the Company had completed its repurchase of shares to fund stock awards previously made under the American Bank of New Jersey 2005 Restricted Stock Plan (208,295 shares) and American Bancorp of New Jersey, Inc. 2006 Equity Incentive Plan (358,484 shares).
(2)	The table above was prepared as of September 30, 2006 and does not reflect shares to be repurchased in accordance with the Company's 10% share repurchase program announced on October 19, 2006.

Next Page

Item 6. Selected Financial Data.

             The information contained in the table captioned "Selected Consolidated Financial and Other Data" in the portions of the Annual Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 7 . Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

              Not applicable.

Item 9A. Controls and Procedures.

             (a) Evaluation of disclosure controls and procedures. An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Act")) was carried out as of September 30, 2006 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

             (b) Management's annual report on internal control over financial reporting and attestation report of the registered public accounting firm. The annual report of management on the effectiveness of our internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth under "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" under "Item 8. Financial Statements and Supplementary Data."

Next Page

             (c) Changes in internal control over financial reporting. During the quarter ended September 30, 2006, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

             We do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

             Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

             Information required by this item concerning the Company's directors and compliance with section 16(a) of the Act is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in February 2007, except for the information contained under the heading "Compensation Committee Report on Executive Compensation", "Report of the Audit Committee of the Board of Directors" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 11. Executive Compensation.

             Information required by this item concerning compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in February 2007, except for the information contained under the heading "Compensation Committee Report on Executive Compensation", "Report of the Audit Committee of the Board of Directors" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Next Page

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

             Information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in February 2007, except for the information contained under the heading "Compensation Committee Report on Executive Compensation", "Report of the Audit Committee of the Board of Directors" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

EQUITY COMPENSATION PLAN INFORMATION
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,397,854	$9.23	25,343(1)

Equity compensation plans not approved by security holders None	N/A	N/A	N/A

TOTAL	1,397,854	$9.23	25,343(1)

___________
(1)	Includes 6,249 shares of restricted stock that may be awarded under the Company's 2005 Restricted Stock Plan and 19,094 of options available under the 2005 Stock Option Plan.

Item 13. Certain Relationships and Related Transactions.

             Information required by this item concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in February 2007, except for the information contained under the heading "Compensation Committee Report on Executive Compensation", "Report of the Audit Committee of the Board of Directors" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accounting Fees and Services.

             Information required by this item concerning principal accounting fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in February 2007, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Next Page

PART IV

Item 15. Exhibits, Financial Statement Schedules.

             (a) Listed below are all financial statements and exhibits filed as part of this Form 10-K.

             1. The consolidated statements of financial condition as of September 30, 2006 and 2005 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the three years ended September 30, 2006, together with the related notes and the report of independent certified public accountants.

             2. The following exhibits are either included with this Form 10-K or incorporated herein by reference:

                          (a) List of Exhibits:

3(i)	Certificate of Incorporation of American Bancorp of New Jersey, Inc.(1)
3(ii)	Bylaws of American Bancorp of New Jersey, Inc. (1)
4	Specimen Stock Certificate of American Bancorp of New Jersey(1)
10.1	Employment Agreement between American Bank of New Jersey and Joseph Kliminski(2)
10.2	Employment Agreement between American Savings Bank of NJ and Richard M. Bzdek(2)
10.3	Employment Agreement between American Savings Bank of NJ and Eric B. Heyer(2)
10.4	Form of Executive Salary Continuation Agreement(2)
10.5	Employment Agreement between ASB Holding Company and Joseph Kliminski(3)
10.6	Employment Agreement between American Bank of New Jersey and Fred G. Kowal(4)
10.7	Employment Agreement between American Bank of New Jersey and Catherine M. Bringuier(1)
10.8	2005 Stock Option Plan(5)
10.9	2005 Restricted Stock Plan(5)
13	Portions of the 2006 Annual Report to Stockholders
21	Subsidiaries
23.1	Consent of Auditor
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________
(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-125957) filed with the SEC on June 20, 2005.
(2)	Incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-105472) of ASB Holding Company filed with the SEC on May 22, 2003.
(3)	Incorporated by reference to the Form 10-KSB (File No. 000-31789) of ASB Holding Company filed with the SEC on December 24, 2003.
(4)	Incorporated by reference to the Form 8-K (File No. 000-31789) of ASB Holding Company filed with the SEC on April 18, 2005.
(5)	Incorporated by reference to the definitive proxy statement (File No. 000-31789) of ASB Holding Company filed with the SEC on December 28, 2004.

Next Page

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 14, 2006.

AMERICAN BANCORP OF NEW JERSEY, INC.

By:	/s/ Fred G. Kowal Fred G. Kowal President and Chief Operating Officer (Duly Authorized Representative)

             Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 14, 2006.

/s/ W. George Parker W. George Parker Chairman	/s/ Joseph Kliminski Joseph Kliminski Chief Executive Officer and Director (Principal Executive Officer)

/s/ Fred G. Kowal Fred G. Kowal President, Chief Operating Officer and Director	/s/ Eric B. Heyer Eric B. Heyer Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ H. Joseph North H. Joseph North Director	/s/ James H. Ward James H. Ward, III Vice Chairman

/s/ Stanley Obal Stanley Obal Director	/s/ Robert Gaccione Robert Gaccione Director

/s/ Vincent S. Rospond Vincent S. Rospond Director
Next Page