Form 10-Q
period 2006-12-31
AMERICAN BANCORP OF NEW JERSEY INC
filed 2007-02-09
CIK 1330039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [ X ]       No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]

As of February 2, 2007, there were 13,101,372 outstanding shares of the Registrant's Common Stock.

Next Page

AMERICAN BANCORP OF NEW JERSEY, INC.

Next Page

ITEM 1. FINANCIAL STATEMENTS

American Bancorp of New Jersey, Inc.
Statements of Financial Condition
(in thousands, except share data)
(unaudited)

	December 31, 2006	September 30, 2006
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 6,529	$ 6,671
Interest-bearing deposits	5,124	494
Total cash and cash equivalents	11,653	7,165

Securities available-for-sale	64,348	74,523
Securities held-to-maturity (fair value: December 31, 2006-$9,987, September 30, 2006 - $10,423)	10,088	10,547
Loans held for sale	668	-
Loans receivable, net of allowance for loan losses (December 31, 2006-$2,173, September 30, 2006-$2,123)	409,524	398,624
Premises and equipment	7,268	6,523
Federal Home Loan Bank stock, at cost	3,175	3,356
Cash surrender value of life insurance	12,830	8,747
Accrued interest receivable	1,983	1,979
Other assets	2,783	2,855
Total assets	$ 524,320	$ 514,319

LIABILITIES AND EQUITY
Deposits
Non-interest-bearing	$ 26,223	$ 23,545
Interest-bearing	327,320	303,602
Total deposits	353,543	327,147

Advance payments by borrowers for taxes and insurance	2,369	2,466
Federal Home Loan Bank advances	52,059	56,075
Accrued expenses and other liabilities	3,777	3,770
Total liabilities	$ 411,748	$ 389,458
Commitments and contingent liabilities

Equity
Preferred stock, $.10 par value, 10,000,000 and 5,000,000 shares authorized at December 31, 2006 and September 30, 2006;	-	-

Common stock, $.10 par value, 20,000,000 shares authorized, 14,527,953 and 14,527,953 shares issued at December 31, 2006 and September 30, 2006; 13,107,469 and 14,163,220 outstanding at December 31, 2006 and September 30, 2006;	1,453	1,453

Additional paid in capital	112,168	111,780
Unearned ESOP shares	(8,437)	(8,549)
Retained earnings	25,415	25,438
Treasury Stock; 1,420,484 and 364,733 shares at December 31, 2006 and September 30, 2006	(17,322)	(4,380)
Accumulated other comprehensive loss	(705)	(881)
Total equity	112,572	124,861
Total liabilities and equity	$ 524,320	$ 514,319

See accompanying notes to unaudited consolidated financial statements

Next Page

American Bancorp of New Jersey, Inc.
Statements of Income
(in thousands, except share data)
(unaudited)

	Three Months Ended December 31,
	2006	2005
Interest and dividend income
Loan, including fees	$ 5,779	$ 4,691
Securities	841	777
Federal funds sold and other	88	623
Total interest income	6,708	6,091

Interest expense
NOW and money market	238	194
Savings	712	516
Certificates of deposit	1,897	1,346
Federal Home Loan Bank advances	691	656
Total interest expense	3,538	2,712

Net interest income	3,170	3,379

Provision for loan losses	50	86

Net interest income after provision for loan losses	3,120	3,293

Noninterest income
Deposit service fees and charges	160	182
Income from cash surrender value of life insurance	83	76
Gain on sale of loans	2	2
Loss on sales of securities available-for-sale	-	(271)
Other	42	37
Total noninterest income	287	26

Noninterest expense
Salaries and employee benefits	1,964	1,397
Occupancy and equipment	216	198
Data processing	175	159
Advertising	119	51
Professional and consulting	101	119
Legal	43	85
Other	272	236
Total noninterest expense	2,890	2,245

Income before provision for income taxes	517	1,074
Provision for income taxes	188	411

Net income	$ 329	$ 663

Comprehensive income (loss)	$ 505	$ 776

Earnings per share:
Basic	$ 0.03	$ 0.05
Diluted	$ 0.03	$ 0.05

See accompanying notes to unaudited consolidated financial statements

Next Page

American Bancorp of New Jersey, Inc.
Statements of Stockholders' Equity
Three months ended December 31, 2005
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Unearned RSP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Amount Reclassified On ESOP Shares	Total Equity	Compre- hensive Income (Loss)
Balance at September 30, 2005	$ 555	$ 17,242	$ (1,064)	$ (1,212)	$ 25,417	$ (959)	$ (473)	$ 39,506
Issuance and exchange of common stock, net of issuance costs	862	96,661	(7,935)	-	-	-	-	89,588
MHC capital infusion from merger	-	98	-	-	-	-	-	98
RSP share purchases	-	(420)	-	-	-	-	-	(420)
RSP shares earned	-	-	-	62	-	-	-	62
RSP share forfeited	-	(43)	-	43	-	-	-	-
Stock options earned	-	63	-	-	-	-	-	63
ESOP shares earned	-	20	112	-	-	-	-	132
Cash dividends paid - $0.04 per share	-	-	-	-	(523)	-	-	(523)
Reclassification due to change in elimination of repurchase obligation	-	-	-	-	-	-	473	473
Comprehensive income
Net income	-	-	-	-	663	-	-	663
Change in unrealized gain on securities available-for-sale, net of taxes	-	-	-	-	-	113	-	113
Total comprehensive income									$ 776
Balance at December 31, 2005	$ 1,417	$ 113,621	$ (8,887)	$ (1,107)	$ 25,557	$ (846)	$ -	$ 129,755

See accompanying notes to unaudited consolidated financial statements

Next Page

American Bancorp of New Jersey, Inc.
Statements of Stockholders' Equity
Three months ended December 31, 2006
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity	Compre- hensive Income (Loss)
Balance at September 30, 2006	$ 1,453	$ 111,780	$ (8,549)	$ 25,438	$ (881)	$ (4,380)	$ 124,861
RSP stock grants	-	(76)	-	-	-	76	-
RSP shares earned	-	276	-	-	-	-	276
Treasury share purchases	-	-	-	-	-	(13,018)	(13,018)
Stock options earned		140	-	-	-	-	140
ESOP shares earned	-	48	112	-	-	-	160
Cash dividends paid - $0.04 per share	-	-	-	(482)	-	-	(482)
Cumulative effect of adoption of SAB 108	-	-	-	130	-	-	130
Comprehensive income
Net income	-	-	-	329	-	-	329
Change in unrealized gain on securities available-for-sale, net of taxes	-	-	-	-	176	-	176
Total comprehensive income								$ 505
Balance at December 31, 2006	$ 1,453	$ 112,168	$ (8,437)	$ 25,415	$ (705)	$ (17,322)	$ 112,572

See accompanying notes to unaudited consolidated financial statements

Next Page

American Bancorp of New Jersey, Inc.
Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2006	2005
Cash flows from operating activities
Net Income	$ 329	$ 663
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	79	353
Net amortization of premiums and discounts	(8)	8
Losses on sales of securities available-for-sale	-	271
ESOP compensation expense	161	132
RSP compensation expense	276	62
SOP compensation expense	140	63
Provision for loan losses	50	86
Increase in cash surrender value of life insurance	(83)	(76)
Gain on sale of loans	(2)	(2)
Proceeds from sales of loans	838	1,120
Origination of loans held for sale	(1,505)	(838)
Decrease (increase) in accrued interest receivable	(4)	(344)
Decrease (increase) in other assets	171	478
Change in deferred income taxes	(201)	(72)
Increase (decrease) in other liabilities	137	509
Net cash provided by operating activities	378	2,413

Cash flows from investing activities
Net increase in loans receivable	(10,950)	(13,287)
Purchases of securities held-to-maturity	-	(4,935)
Principal paydowns on securities held-to-maturity	455	382
Purchases of securities available-for-sale	-	(52,606)
Sales of securities available-for-sale	-	9,750
Maturities of securities available-for-sale	6,000	-
Principal paydowns on securities available-for-sale	4,465	4,359
Purchase of Federal Home Loan Bank stock	(1,970)	(61)
Redemption of Federal Home Loan Bank stock	2,151	-
Purchase of bank-owned life insurance	(4,000)	(920)
Purchase of premises and equipment	(824)	(373)
Net cash used in investing activities	(4,673)	(57,691)

Cash flows from financing activities
Net increase in deposits	26,396	(13,889)
Stock subscriptions held for parent received (refunded or applied)	-	(115,201)
Net change in advance payments by borrowers for taxes and insurance	(97)	(116)
Repayment of Federal Home Loan Bank of New York advances	(2,016)	(15)
Net change in Federal Home Loan Bank of New York overnight lines of credit	(2,000)	-
Cash dividends paid	(482)	(523)
MHC Capital infusion	-	98
RSP and treasury share purchases	(13,018)	(420)
Net proceeds from stock issuance	-	89,588
Net cash provided by (used in) financing activities	8,783	(40,478)
Net change in cash and cash equivalents	4,488	(95,756)
Cash and cash equivalents at beginning of year	7,165	125,773
Cash and cash equivalents at end of year	$ 11,653	$ 30,017

(Continued)

Next Page

American Bancorp of New Jersey, Inc.
Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2006	2005
Supplemental cash flow information:
Cash paid during the period for
Interest	$ 3,611	$ 2,702
Income taxes, net of refunds	1	-
Supplemental disclosures of non-cash financing transaction:
Transfer of stock subscriptions received and deposits to capital	-	89,588
Cumulative effect of adoption of SAB 108	130	-

See accompanying notes to unaudited consolidated financial statements

Next Page

American Bancorp of New Jersey, Inc.
Notes To Unaudited Financial Statements
(in thousands)

Note 1 - Basis of Presentation

             American Bancorp of New Jersey, Inc. (the "Company") is a New Jersey chartered corporation organized in May 2005 that was formed for the purpose of acquiring all of the capital stock of American Bank of New Jersey (the "Bank"), which was previously owned by ASB Holding Company ("ASBH"). ASBH was a federally chartered corporation organized in June 2003 that was formed for the purpose of acquiring all of the capital stock of the Bank, which was previously owned by American Savings, MHC (the "MHC"), a federally chartered mutual holding company. The Bank had previously converted from a mutual to a stock savings bank in a mutual holding company reorganization in 1999 in which no stock was issued to any person other than the MHC.

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

             As part of the conversion, each of the 1,666,350 outstanding shares of ASB Holding Company held by public shareholders was exchanged for 2.55102 of the Company's shares. This exchange resulted in an additional 4,250,719 shares of American Bancorp of New Jersey, Inc. being issued for a total of 14,169,469 outstanding shares.

             The accompanying unaudited consolidated financial statements include the accounts of American Bancorp of New Jersey, Inc. and its wholly owned subsidiaries, American Bank of New Jersey and ASB Investment Corp. (the "Investment Corp.") as of December 31, 2006 and September 30, 2006 and for the three months ended December 31, 2006 and December 31, 2005. Significant intercompany accounts and transactions have been eliminated in consolidation. References in this Quarterly Report on Form 10-Q to the Company generally refer to the Company and the Bank, unless the context indicates otherwise. References to "we," "us," or "our" refer to the Bank or Company, or both, as the context indicates.

             The primary business of the Company is the ownership of the Bank and the Investment Corp. The Bank provides a full range of banking services to individual and corporate customers in New Jersey. The Bank is subject to competition from other financial institutions and to the regulations of certain

Next Page

federal and state agencies and undergoes periodic examinations by those regulatory authorities. The Investment Corp. was organized for the purpose of selling insurance and investment products, including annuities, to customers of the Bank and the general public, with initial activities limited to the sale of fixed rate annuities. The Investment Corp. has had limited activity to date.

             The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K. The September 30, 2006 balance sheet presented herein has been derived from the audited financial statements included in the consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

             Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ended September 30, 2007. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

             The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year or any other period.

Note 2 - Earnings Per Share (EPS)

             Amounts reported as basic earnings per share of common stock reflect earnings available to common stockholders for the period divided by the weighted average number of common shares outstanding during the period less unearned ESOP and restricted stock plan shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing income by the weighted-average number of shares outstanding for the period plus common-equivalent shares computed using the treasury stock method.

Next Page

             The factors used in the earnings per share computation follow.

	Three Months Ended
	December 31,
	2006	2005
Basic
Net income	$ 329	$ 663

Weighted average common shares outstanding	12,324,475	13,178,033

Basic earnings per common share	$ 0.03	$ 0.05

Diluted
Net income	$ 329	$ 663

Weighted average common shares outstanding for basic earnings per common share	12,324,475	13,178,033

Add: Dilutive effects of assumed exercises of stock options	168,094	189,983

Add: Dilutive effects of full vesting of stock awards	42,898	33,045

Average shares and dilutive potential common shares	12,535,467	13,401,061

Diluted earnings per common share	$ 0.03	$ 0.05

Note 3 - Other Stock-Based Compensation

During the quarter ended December 31, 2006, the Company awarded the remaining 6,249 RSP shares and 19,094 SOP options that were available under the Company's applicable benefit plans. Consequently, at December 31, 2006, all available shares and options relating to the 2005 Restricted Stock Plan, 2005 Stock Option Plan and the 2006 Equity Incentive Plan had been awarded to participants.

Next Page

The fair value of the 19,094 options granted during the current quarter were computed using the Black-Scholes option pricing model, using the following weighted-average assumptions as of the grant date.

December 19, 2006
Options Awarded
Risk free interest rate	4.56%

Expected option life	5.00

Expected stock price volatility	12.17%

Dividend yield	1.35%

Weighted average fair value of options granted during year	$ 2.20

A summary of the activity in the Company's stock option plans for the three months ended December 31, 2006 and 2005 is as follows.

	For the three months ended
	December 31, 2006		December 31, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,397,854	$ 9.23	694,315	$ 6.81
Granted	19,094	11.87	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	(19,094)	$ 6.80
Outstanding at end of period	1,416,948	$ 9.26	675,220	$ 6.81

Options exercisable at period end	135,036	$ 6.81	-	-
Weighted average remaining contractual life		8.1 years		9.3 years

Next Page

A summary of the status of the Company's nonvested restricted stock plan shares as of December 31, 2006 and 2005 and changes during the three months ended December 31, 2006 and 2005 are as follows.

	For the three months ended
	December 31, 2006		December 31, 2005
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Outstanding at beginning of period	520,126	$ 10.04	208,295	$ 6.81
Granted	6,249	11.87	-	-
Vested	-	-	-	-
Forfeited of expired	-	-	(6,249)	6.80
Outstanding at end of period	526,375	$ 10.06	202,046	$ 6.81

Note 4 - Recent Accounting Pronouncements

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

             In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155 "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"), which amends FASB Statements No. 133, "Accounting For Derivative Instruments and Hedging Activities" and No. 140, "Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 in fiscal 2007 has not had a material impact on the Company's consolidated financial statements.

             In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 "Accounting for Servicing of Financial Assets" ("SFAS No. 156"), which amends FASB Statement No. 140, "Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 in fiscal 2007 has not had a material impact on the Company's consolidated financial statements.

             In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's consolidated financial statements.

Next Page

             On September 13, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. Management implemented the guidance issued under SAB 108 during the Company's first fiscal quarter ended December 31, 2006 which resulted in an increase to retained earnings of $130,000 offset by a decrease in deferred income taxes in the same amount. This amount represented the entire balance of an excess income tax liability originally recorded to the Bank's balance sheet prior to its conversion to a public company in 2003 (see Statement of Stockholder's Equity for the quarter ended December 31, 2006 above).

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

Business Strategy

             Our business strategy has been to operate as a well-capitalized independent financial institution dedicated to providing convenient access and quality service at competitive prices. During recent years, we have experienced significant loan and deposit growth and our current strategy seeks to continue that growth. The highlights of our business strategy include the following:

  Grow and diversify the deposit mix by emphasizing non-maturity account relationships acquired through de novo branching and existing deposit growth. We currently plan to open up to five de novo branches over approximately the next three to five years.

  Grow and diversify the loan mix by increasing commercial loan origination volume while increasing the balance of such loans as a percentage of total assets.

  Grow and diversify noninterest income through supplemental deposit and lending related services and strategies.

  Continue to implement or enhance alternative delivery channels for the origination and servicing of loan and deposit products.

  Broaden and strengthen customer relationships by bolstering cross marketing strategies and tactics with a focus on multiple account/service relationships.

  Utilize capital markets tools to effectively manage capital and enhance shareholder value.

Next Page

Executive Summary

             The Company's results of operations depend primarily on its net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. It is a function of the average balances of loans and investments versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and investments and the cost of those deposits and borrowed funds. Our loans consist primarily of residential mortgage loans, comprising first and second mortgages and home equity lines of credit, and commercial loans, comprising multi-family and nonresidential real estate mortgage loans, construction loans and business loans. Our investments primarily include residential mortgage-related securities and U.S. Agency debentures. Our interest-bearing liabilities consist primarily of retail deposits and borrowings from the Federal Home Loan Bank of New York.

             For the fiscal years ended September 30, 2004 and 2005, the Company's net interest spread and margin remained stable at 2.28% and 2.60%, respectively. However, for the fiscal year ended September 30, 2006, the Company's net interest spread declined 48 basis points to 1.80% as increases in the Company's cost of interest-bearing liabilities outpaced the increase in the Company's yield on earning assets. This decline was largely attributable to continued upward pressure on the cost of retail deposits resulting in increases in interest expense which outpaced the increase in interest income resulting from improved yields on loans.

             The factors resulting in the compression of the Company's net interest spread also impacted the Company's net interest margin. However, the effects of that compression were more than offset by the favorable impact on net interest income resulting from the additional earning assets funded by the additional capital raised in the Company's second-step conversion. As a result, the Company's net interest margin increased 13 basis points to 2.73% for the year ended September 30, 2006.

             During the first quarter of fiscal 2007, the Company's net interest spread declined 26 basis points to 1.54% in comparison to 1.80% for all of fiscal 2006, as increases in the yield on earning assets lagged the continued increases in the Company's cost of interest-bearing liabilities. This decline was primarily attributable to increases in the cost of retail deposits which outpaced the improved yields on loans. Contributing to this increase in the cost of deposits was the impact of higher promotional interest rates paid on new deposit accounts at the Bank's Verona branch which opened during the quarter ended December 31, 2006. However, a significant portion of that increase continued to be attributable to upward pressure on overall deposit interest rates in the highly competitive markets serviced by the Bank whose effects were exacerbated by the inverted yield curve.

             As noted above, the factors resulting in the compression of the Company's net interest spread also impacted the Company's net interest margin. However, the effects of that compression were somewhat diminished by the continued favorable impact on net interest income resulting from the additional earning assets funded by the significant level of capital held by the Company. As a result, the Company's net interest margin decreased by 14 basis points from 2.73% for fiscal 2006 to 2.59% for the first quarter of fiscal 2007.

             Our results of operations are also affected by our provision for loan losses. Provisions for specific nonperforming assets and historical losses based on net charge-offs continue to be nominal due to a history of low charge-offs and the relative stability of nonperforming asset balances. Non-performing loans as a percentage of total assets decreased from 0.41% at September 30, 2006 to 0.32% at December 31, 2006. For the quarter ended December 31, 2006, the Company recorded net loan loss provision expense of $50,000. The expense for the current quarter reflected the reversal of an $86,000 loss reserve against a previously impaired loan participation. Management's review conducted as of December 31, 2006 concluded that, based upon the loan's consistent payment history and the improved financial

Next Page

performance of the underlying commercial property, the loan was no longer impaired resulting in the reversal of the prior impairment reserve. The loan's classification was also upgraded from doubtful to substandard. Excluding this adjustment, the Bank's provision expense totaled $136,000 for the quarter ended December 31, 2006. This adjusted amount reflects those loan loss provisions that continue to be made primarily in connection with the overall growth in portfolio loans.

             Our results of operations also depend on our noninterest income and noninterest expense. Noninterest income includes deposit service fees and charges, income on the cash surrender value of life insurance, gains on sales of loans and securities, gains on sales of other real estate owned and loan related fees and charges. Excluding gains and losses on sale of assets, annualized noninterest income as a percentage of average assets totaled 0.22% for the quarter ended December 31, 2006 - a reduction of 3 basis points from 0.25% for all of fiscal 2006. This decrease is primarily attributable to a decline in deposit service fees and charges resulting from reduced customer utilization of overdraft protection services combined with the impact of enhanced free checking services for business customers.

             Gains and losses on sale of assets, excluded in the comparison above, typically result from the Company selling long term, fixed rate mortgage loan originations into the secondary market for interest rate risk management purposes. Demand for such loans typically fluctuates with market interest rates. As interest rates rise, market demand for long term, fixed rate mortgage loans diminishes in favor of hybrid ARMs which the Company has historically retained in the portfolio rather than selling into the secondary market. Consequently, the gains and losses on sale of loans reported by the Company will fluctuate with market conditions. Additionally, such gains and losses may also reflect the impact of infrequent investment security sales for asset/liability management purposes. This was the case in fiscal 2006 when the Company realized a $271,000 loss on sale of an underperforming investment security.

             Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, data processing and other general and administrative expenses. Generally, operating costs have increased since our first public offering in the beginning of fiscal 2004. Operating as a public entity resulted in comparatively higher legal, accounting and compliance costs than had been recorded in the years preceding the Company's stock offerings. Such costs include those relating to the Sarbanes-Oxley Act of 2002. Additionally, the Company is recording higher employee compensation and benefit expense than it had during those earlier years. A portion of this increase is attributable to additional personnel costs associated with executing the Company's business plan which calls for further branching and increased strategic focus on commercial lending. This increase is also attributable, in part, to the implementation of ESOP benefits resulting from the first and second step conversions that did not exist prior to fiscal 2004. Additionally, benefit costs have also increased as we granted shares under the restricted stock and stock option plans approved by shareholders during both fiscal 2005 and fiscal 2006. In the aggregate, annualized noninterest expense as a percentage of average assets totaled 2.26% for the quarter ended December 31, 2006 - an increase of 18 basis points from 2.08% for all of fiscal 2006.

             Management expects occupancy and equipment expense to increase in future periods as we continue to implement our de novo branching strategy to expand our branch office network. Our business plan targets the opening of up to five de novo branches over a three to five year timeframe. Toward that end, we opened our Verona branch in November, 2006 and took ownership of a site in Clifton, New Jersey for another de novo branch in January, 2007. Additionally, we continue to evaluate and pursue other retail branching opportunities. Costs for land purchases or leases and branch construction costs will impact earnings going forward. The expenses associated with opening new offices, in addition to the personnel and operating costs that we will have once these offices are open, are expected to significantly increase noninterest expenses.

             The Company also expects compensation and occupancy expense to increase in future periods as additional lending staff is added to support the Bank's commercial loan growth and diversification

Next Page

strategies. Implementation of these strategies will likely result in the need to augment the office space available for our lending and administrative operations in order to add the personnel called for by our growth plans. Toward that end, the Bank has entered into a land lease agreement through which it plans to relocate the Bank's Bloomfield branch site. Such relocation will significantly upgrade and modernize the Bloomfield branch facility supporting the Company's deposit growth and customer service enhancement objectives. The relocation will also support expansion of the administrative and lending office space within the Company's existing headquarters facility where the branch is currently located.

             Finally, management expects the costs associated with the Sarbanes-Oxley Act of 2002 (the "Act") to continue into fiscal 2007, albeit at a comparatively lower level than that recorded in fiscal 2006 - the first year of compliance with Section 404 of the Act. In particular, management expects the cost of the Company's outsourced internal audit services and, to a lesser extent, that of its external auditors, to be reduced as the Company transitions from building and implementing its Sarbanes Oxley compliance program to managing and maintaining it.

             In total, our annualized return on average assets decreased 16 basis points to 0.26% for the quarter ended December 31, 2006 from 0.42% for all of fiscal 2006, while annualized return on average equity decreased 58 basis points to 1.10% from 1.68% for the same comparative periods.

             Our net interest margin may continue to be adversely affected throughout several possible interest rate environments. The risks presented by movements in interest rates is addressed more fully under Item 3. Quantitative and Qualitative Disclosures About Market Risk found later in this report. Additionally, our results of operations may also be affected significantly by other economic and competitive conditions in our market area as well as changes in applicable laws, regulations or governmental policies. Furthermore, because our lending activity is concentrated in loans secured by real estate located in New Jersey and the New York metropolitan area, downturns in the regional economy could have a negative impact on our earnings.

Comparison of Financial Condition at December 31, 2006 and September 30, 2006

             Our total assets increased by $10.0 million, or 1.9%, to $524.3 million at December 31, 2006 from $514.3 million at September 30, 2006. The increase reflected net growth in cash and cash equivalents, loans receivable, net and the cash surrender value of life insurance partially offset by decreases in securities available for sale and securities held to maturity.

             Cash and cash equivalents increased by $4.5 million, or 62.6%, to $11.7 million at December 31, 2006 from $7.2 million at September 30, 2006. The increase in cash and cash equivalents was largely attributable to the accumulation of short term, interest bearing investments which were utilized after the end of the quarter to reduce borrowings and fund loan growth.

             Securities classified as available-for-sale decreased $10.2 million, or 13.6%, to $64.3 million at December 31, 2006 from $74.5 million at September 30, 2006. Additionally, securities held to maturity decreased approximately $459,000, or 4.3% to $10.1 million at December 31, 2006 from $10.5 million at September 30, 2006. The net decline in investment balances reflects the Company's continued strategy of utilizing cash flows from the investment securities portfolio to fund a significant portion of its growth in commercial real estate and business loans.

Next Page

             The following table compares the composition of the Company's investment securities portfolio by security type as a percentage of total assets at December 31, 2006 and September 30, 2006. Amounts reported exclude unrealized gains and losses on the available for sale portfolio.

	December 31, 2006		September 30, 2006
Type of Securities	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Fixed rate MBS	$ 13,651	2.60%	$ 14,406	2.80%
ARM MBS	22,031	4.20	23,773	4.62
Fixed rate CMO	30,603	5.84	32,930	6.40
Floating rate CMO	2,268	0.43	2,369	0.46
Fixed rate agency debentures	7,000	1.34	12,989	2.53
Total	$ 75,553	14.41%	$ 86,467	16.81%

             Assuming no change in interest rates, the estimated average life of the investment securities portfolio was 2.08 years and 2.37 years, respectively, at December 31, 2006 and September 30, 2006. Assuming a hypothetical immediate and permanent increase in interest rates of 300 basis points, the estimated average life of the portfolio extends to 2.55 years and 2.57 years at December 31, 2006 and September 30, 2006, respectively.

             Loans receivable, net increased by $10.9 million, or 2.7%, to $409.5 million at December 31, 2006 from $398.6 million at September 30, 2006. The growth was comprised of net increases in commercial loans totaling $14.8 million or 15.4%. Such loans include multi-family, nonresidential real estate, construction and business loans. The increase in loans receivable net also included net increases in home equity loans and home equity lines of credit totaling $1.1 million. Offsetting the growth in these categories was a $5.0 million decrease in the balance of 1-4 family first mortgages and net increases to the allowance for loan losses totaling $50,000.

             The following two tables compare the composition of the Company's loan portfolio by loan type as a percentage of total assets at December 31, 2006 with that of September 30, 2006. Amounts reported exclude allowance for loan losses and net deferred origination costs.

Next Page

             The table below generally defines loan type by loan maturity and/or repricing characteristics:

	December 31, 2006		September 30, 2006
Type of Loans	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Construction	$ 18,416	3.51%	$ 16,238	3.16%
1/1 and 3/3 ARMs	9,844	1.88	5,835	1.13
3/1 and 5/1 ARMs	139,613	26.63	140,124	27.24
5/5 and 10/10 ARMs	44,692	8.52	43,770	8.51
7/1 and 10/1 ARMs	2,053	0.39	2,061	0.40
15 year fixed or less	114,968	21.93	111,725	21.72
Greater than 15 year fixed	52,636	10.04	53,984	10.50
Prime-indexed HELOC	19,369	3.69	19,122	3.72
Consumer	743	0.14	720	0.14
Business	8,955	1.71	6,068	1.18
Total	$ 411,289	78.44%	$ 399,647	77.70%

At December 31, 2006 and September 30, 2006, respectively, the balance of one-to-four family mortgage loans included $20.9 million and $20.0 million of thirty year adjustable rate loans with initial fixed interest rate periods of three to five years during which time monthly loan payments comprise interest only. After the initial period, the monthly payments on such loans are adjusted to reflect the collection of both interest and principal over the loan's remaining term to maturity.

             The table below generally defines loan type by collateral or purpose:

	December 31, 2006		September 30, 2006
Type of Loans	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Construction	$ 18,416	3.51%	$ 16,238	3.16%
1-4 family mortgage	280,027	53.41	283,469	55.11
Multifamily (5+) mortgage	34,355	6.55	35,088	6.82
Nonresidential mortgage	46,077	8.79	38,408	7.47
Land	4,647	0.89	534	0.10
1-4 family HELOC	19,369	3.69	19,122	3.72
Consumer	743	0.14	720	0.14
Business	7,655	1.46	6,068	1.18
Total	$ 411,289	78.44%	$ 399,647	77.70%

             Total deposits increased by $26.4 million, or 8.0%, to $353.5 million at December 31, 2006 from $327.1 million at September 30, 2006. This increase was primarily attributable to the opening of the Bank's newest deposit branch located in Verona, New Jersey. The Bank celebrated the Verona branch grand opening on December 2, 2006 with balances at that branch totaling $26.9 million at December 31, 2006. In total, noninterest bearing checking accounts increased approximately $2.7 million or 11.4%% while interest bearing checking accounts, including a promotional, high yield money market account offered in association with the Bank's new Verona branch, grew $19.7 million or 62.7%. For that same

Next Page

period, time deposits grew $5.4 million or 3.3% while savings deposit balances declined $1.4 million or 1.3%.

             At December 31, 2006, the Bank held approximately $5.0 million of municipal deposits, representing a reduction of approximately $11.9 million from $16.9 million at September 30, 2006. The outflow of municipal deposits included the closing of one municipal account relationship whose balances at September 30, 2006 totaled approximately $11.8 million.

             The following table compares the composition of the Company's deposit portfolio by category as a percentage of total assets at December 31, 2006 with that of September 30, 2006.

	December 31, 2006		September 30, 2006
Deposit category	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Money market checking	$ 35,199	6.71%	$ 20,474	3.98%
Noninterest bearing checking	26,223	5.00	23,545	4.58
Interest bearing checking	15,930	3.04	10,955	2.13
Money market savings	12,656	2.39	13,396	2.60
Other savings	93,046	17.75	93,612	18.20
Certificates of deposit	170,589	32.54	165,165	32.12
Total	$ 353,543	67.43%	$ 327,147	63.61%

             The following table compares the composition of the Company's deposit portfolio by branch as a percentage of total assets at December 31, 2006 with that of September 30, 2006.

	December 31, 2006		September 30, 2006
Deposit category	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Bloomfield	$ 225,109	42.93%	$ 227,369	44.21%
Cedar Grove	101,502	19.36	99,778	19.40
Verona	26,932	5.14	-	-
Total	$ 353,543	67.43%	$ 327,147	63.61%

             FHLB advances decreased $4.0 million, or 7.1%, to $52.1 million at December 31, 2006 from $56.1 million at September 30, 2006. The reduction was primarily attributable to the repayment of maturing FHLB advances totaling $2.0 million and the reduction of overnight borrowings in the same amount.

Next Page

             The following table compares the composition of the Company's borrowing portfolio by remaining term to maturity as a percentage of total assets at December 31, 2006 with that of September 30, 2006. Scheduled principal payments on amortizing borrowings are reported as maturities.

	December 31, 2006		September 30, 2006
Remaining Term	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Overnight	$ 8,400	1.60%	$ 10,400	2.02%
One year or less	7,063	1.36	8,063	1.57
One to two years	12,066	2.30	12,065	2.36
Two to three years	7,530	1.44	7,547	1.47
Three to four years	6,000	1.14	6,000	1.16
Four to five years	6,000	1.14	6,000	1.16
More than five years	5,000	0.95	6,000	1.16
Total	$ 52,059	9.93%	$ 56,075	10.90%

             Equity decreased $12.3 million, or 9.8% to $112.6 million at December 31, 2006 from $124.9 million at September 30, 2006. The decrease was primarily due to the Company's repurchase of its shares in accordance with its repurchase plan announced in October 2006. Of the reported decrease in equity, $12.9 million was attributable to net increases in Treasury stock held at the quarter ended December 31, 2006.

Comparison of Operating Results for the Three Months Ended December 31, 2006 and 2005

             General. Net income for the quarter ended December 31, 2006 was $329,000, a decrease of $334,000, or 50.4% from the quarter ended December 31, 2005. The decrease in net income resulted from a decrease in net interest income and an increase in noninterest expense partially offset by a decrease in the provision for loan losses, an increase in noninterest income and a decrease in the provision for income taxes.

             Interest Income. Total interest income increased 10.3% or $627,000 to $6.7 million for the quarter ended December 31, 2006 from $6.1 million for the quarter ended December 31, 2005. For those same comparative quarters, the average yield on interest-earning assets increased 63 basis points to 5.48% from 4.85% while the average balance of interest-earning assets decreased $11.4 million or 2.3% to $490.0 million from $501.4 million.

             Interest income on loans increased $1.1 million or 23.2%, to $5.8 million for the quarter ended December 31, 2006 from $4.7 million for the quarter ended December 31, 2005. This increase was due, in part, to a $54.1 million increase in the average balance of loans receivable to $403.2 million for the quarter ended December 31, 2006 from $349.1 million for the quarter December 31, 2005. In addition, the average yield on loans increased 36 basis points to 5.73% from 5.37% for those same comparative periods. The increase in the average balance and yields of loans receivable was primarily attributable to the Company's strategic emphasis on commercial lending.

             The rise in interest income on loans was augmented by higher interest income on securities, which increased $64,000 or 8.2% to $841,000 for the quarter ended December 31, 2006 from $777,000 for the quarter ended December 31, 2005. The increase was due in part, to a 49 basis point increase in the average yield on securities which grew to 4.10% from 3.61% for the same comparative periods. The

Next Page

impact on interest income attributable to this increase was offset by a $4.0 million decline in the average balance of investment securities to $82.0 million for the quarter ended December 31, 2006 from $86.0 million for the quarter ended December 31, 2005. The increase in yield primarily resulted from the maturity and repayment of lower yielding investment securities and higher yields on adjustable rate securities which have repriced upward in accordance with the general movement of market interest rates.

             Further, interest and dividend income on federal funds sold, other interest-bearing deposits and FHLB stock decreased $524,000 to $88,000 for the quarter ended December 31, 2006 from $612,000 for the quarter ended December 31, 2005. This decrease was due, in part, to a decline of $61.4 million in the average balance of these assets to $4.8 million for the quarter ended December 31, 2006 from $66.2 million for the quarter ended December 31, 2005. The higher average balance in the earlier comparative quarter reflects the initial receipt of stock offering proceeds from the closing of the Company's second step conversion and the deployment of those proceeds into other interest-earnings assets during the quarter. The impact on interest income attributable to this decline in average balance was partially offset by a 362 basis point rise in the average yield on these assets which increased to 7.32% from 3.70%. The average balances reported and used for yield calculations reflect, where appropriate, the reduction for outstanding checks issued against such accounts. This has the effect of increasing the reported yield on such assets.

             Interest Expense. Total interest expense increased by $838,000 or 31.0% to $3.5 million for the quarter ended December 31, 2006 from $2.7 million for the quarter ended December 31, 2005. For those same comparative periods, the average cost of interest-bearing liabilities increased 94 basis points from 2.99% to 3.93%, while the average balance of interest-bearing liabilities decreased $1.5 million or 0.4% to $359.9 million for the quarter ended December 31, 2006 from $361.4 million for the quarter ended December 31, 2005.

             Interest expense on deposits increased $803,000 or 39.3% to $2.8 million for the quarter ended December 31, 2006 from $2.0 million for the quarter ended December 31, 2005. This increase was due, in part, to the disintermediation of lower cost transaction account balances into higher yielding certificates of deposit. For those same comparative periods, the overall average balance of interest-bearing deposits decreased by $1.6 million. However, within interest-bearing deposits, the average balance of certificates increased by $14.7 million. Offsetting this increase were reductions in the average balances of interest-bearing checking accounts and savings accounts by $6.1 million and $10.3 million, respectively.

             The impact on interest expense attributable to the disintermediation noted above was reflected in the 106 basis point increase in the average cost of interest-bearing deposits to 3.72% for the quarter ended December 31, 2006 from 2.66% for the quarter ended December 31, 2005. The components of this increase include a 101 basis point increase in the average cost of certificates of deposit, a 92 basis point increase in the average cost of interest-bearing checking accounts and a 95 basis point increase in the average cost of savings accounts. As noted earlier, the reported increase in the cost of deposits for the quarter ended December 31, 2006 was impacted by higher promotional interest rates paid on new deposit accounts at the Bank's Verona branch during the quarter. However, a significant portion of the reported increase was attributable to continued upward pressure on overall deposit interest rates in the highly competitive markets serviced by the Bank.

             Interest expense on FHLB advances increased $35,000 to $691,000 for the quarter ended December 31, 2006 from $656,000 for the quarter ended December 31, 2005. This increase was due, in part, to a $149,000 increase in the average balance of advances to $53.9 million for the quarter ended December 31, 2006 from $53.7 million for the quarter ended December 31, 2005. The increase was also attributable to a 24 basis point increase in the average cost of advances from 4.89% for the quarter ended December 31, 2006 to 5.13% for the same quarter in fiscal 2006. The higher average cost for the current

Next Page

quarter was primarily attributable to the utilization of higher costing overnight repricing line of credit borrowings where none had been utilized in the earlier comparative period.

             Net Interest Income. Net interest income decreased by $209,000 or 6.2%, to $3.2 million for the quarter ended December 31, 2006 from $3.4 million for the quarter ended December 31, 2005. The Company's net interest rate spread declined 32 basis points from 1.86% to 1.54% for the same comparative periods, while the net interest margin decreased 11 basis points from 2.70% to 2.59%.

             Provision for Loan Losses. Using the allowance methodology described under Critical Accounting Policies found later in this discussion, the provision for loan losses totaled $50,000 for the quarter ended December 31, 2006, representing a decrease of $36,000 from the quarter ended December 31, 2005. The provision expense for the quarter ended December 31, 2006 reflected the reversal of an $86,000 loss reserve against a previously impaired loan participation. Management's review of the loan conducted as of December 31, 2006 concluded that, based upon the loan's consistent payment history and the improved financial performance of the underlying commercial property, the loan was no longer impaired resulting in the reversal of the prior impairment reserve. The loan's classification was also upgraded from doubtful to substandard. Excluding this adjustment, the Bank's provision expense totaled $136,000 for the quarter ended December 31, 2006. This adjusted provision amount reflects the increase in loan loss provision generally attributable to the comparatively higher net growth in our commercial loan portfolio. Specifically, each period's comparative provision resulted largely from the incremental growth in the outstanding balance of the loans on which historical and environmental loss factors are applied. For the quarter ended December 31, 2006, outstanding loan balances, excluding the allowance for loan loss and loans held for sale , increased $11.0 million to $411.7 million from $400.7 million at the prior quarter ended September 30, 2006. The growth was comprised of net increases in commercial loans totaling $14.8 million. Such loans include multi-family, nonresidential real estate, construction and business loans. The increase in loans receivable net also included net increases in home equity loans and home equity lines of credit totaling $1.1 million. Offsetting the growth in these categories was a $5.0 million decrease in the balance of 1-4 family first mortgages.

             By comparison, for the three months ended December 31, 2005, total outstanding loan balances, grew by $13.0 million - an amount exceeding that of the current quarter. However, the growth was comprised of net increases in the outstanding balance of commercial loans, as defined above, of approximately $6.7 million - comparatively lower net growth on those loans on which the Bank applies relatively higher historical and environment loss factors. By contrast, loan growth in the earlier quarter included net increases in one-to-four family mortgages totaling $4.5 million coupled with increases in home equity loans of $1.8 million - loan types for which the Bank applies comparatively lower historical and environmental loss factors.

             In total, the allowance for loan losses as a percentage of gross loans outstanding was maintained at 0.53% at December 31, 2006 from the same levels reported at September 30, 2006. These ratios reflect allowance for loan loss balances of $2.2 million and $2.1 million, respectively. Notwithstanding the most recent quarter to quarter consistency, the overall increase in the ratio of allowance to gross loans reported in prior quarters reflects the changing composition of the portfolio with greater strategic emphasis on loans with higher risk factors. The level of the allowance is based on estimates and the ultimate losses may vary from those estimates.

             Noninterest Income. Noninterest income increased $261,000 to $287,000 for the quarter ended December 31, 2006 from $26,000 for the quarter ended December 31, 2005. This increase in noninterest income was primarily attributable to a $271,000 loss on sale of an underperforming investment security during the first quarter of fiscal 2006 compared with no such losses in the current quarter. The net increase in noninterest income also reflected an $8,000 increase in income from the cash surrender value of life insurance attributable to a combination of higher average balances and improved yields on those

Next Page

assets. Offsetting these increases were decreases in deposit service fees and charges of $23,000 attributable to comparatively lower receipts of uncollected and insufficient funds charges on transaction accounts.

             Noninterest Expense. Noninterest expense increased $645,000 to $2.9 million for the quarter ended December 31, 2006 from $2.2 million for the quarter ended December 31, 2005. Significant components of this growth in operating costs include comparative increases to salaries and employee benefits of $567,000, increased occupancy and equipment costs of $18,000, increases in advertising and marketing costs of $68,000 and increases to other non interest expenses of $50,000. Offsetting these increases were decreases of $42,000 in legal costs and $18,000 in professional and consulting fees.

             The $567,000 increase in salaries and employee benefits for the comparative quarters includes increases of $140,000 to employee salaries and payroll taxes. Such increases were primarily attributable to growth in the Company's commercial lending staff and additions to retail deposit staff associated with the Company's branching strategy. Other noteworthy increases to salaries and employee benefits resulted from the implementation of the Company's 2006 Equity Incentive Plan approved by shareholders in May, 2006. Costs relating to the Company's restricted stock and stock option plans increased a total of $269,000 from the quarter ended December 31, 2005 to the quarter ended December 31, 2006. Additionally, ESOP costs increased $28,000 due to an increase in share value. Finally, the variance also reflects the reversal of $131,000 of profit sharing expense recorded in the earlier comparative quarter ended December 31, 2005 resulting from the discontinuation of that benefit plan.

             The remaining increases in noninterest expense, including the reported increases in occupancy and equipment costs of $18,000, advertising and marketing costs of $68,000 and other noninterest expense of $50,000 were largely attributable to the operation of the Bank's newest branch in Verona, New Jersey. In particular, for the quarter ended December 31, 2006, both advertising and marketing and other noninterest expense included branch start up costs associated with the promotion and operation of that branch.

             Offsetting these increases in noninterest expense were reductions in legal expense and professional and consulting fees of $42,000 and $18,000, respectively. The higher legal costs incurred in the quarter ended December 31, 2005 were largely attributable to matters resulting from the completion of Company's second step conversion which closed October 5, 2005. Such matters included significant modifications to the Company's ESOP for which no equivalent expense was incurred in the current period. Comparative decreases in professional and consulting fees were the result of lower internal and external audit costs associated with the Sarbanes Oxley Act of 2002 during the current quarter. The expense incurred in the quarter ended December 31, 2005 included a portion of the first year costs associated with the development, implementation and audit of controls over financial statement reporting in accordance with Section 404 of the Act. The lower costs in the quarter ended December 31, 2006 reflect the reduced financial burden of maintaining and updating those controls as required to ensure ongoing compliance with the Act.

             Provision for Income Taxes. The provision for income taxes decreased $223,000 for the quarter ended December 31, 2006 compared with the quarter ended December 31, 2005. For those same comparative periods, the Company's effective tax rate was 36.4% and 38.3%, respectively. The net decrease in the effective tax rate was attributable, in part, to the comparatively higher interest income on investment securities held by the Bank's investment subsidiary, American Savings Investment Corporation ("ASIC"). ASIC is a wholly owned New Jersey investment subsidiary formed in August 2004 by American Bank of New Jersey. The purpose of this subsidiary is to invest in stocks, bonds, notes and all types of equity, mortgages, debentures and other investment securities. Interest income from this subsidiary is taxed by the state of New Jersey at an effective rate lower than the statutory corporate state income tax rate. The Company also recorded comparatively higher levels of tax exempt income during

Next Page

the current quarter from the cash surrender value of bank owned life insurance. Finally, the Company recognized a deferred tax benefit resulting from an increase to state income taxes in the form of recently enacted surcharges required by the state on income taxes owed.

             Offsetting a portion of these tax benefits was the impact of comparatively higher non-deductible expenses associated with the ESOP attributable to increases in share value.

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

             In evaluating the level of the allowance for loan losses, management considers the Company's historical loss experience as well as various "environmental factors" including the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, industry condition information, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Large balance and/or more complex loans, such as multi-family, nonresidential real estate and construction loans, are evaluated individually for impairment. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change.

             Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses in the periods presented was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonable to estimate.

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

             During the first quarter of fiscal 2007, changes to environmental factors used in the Bank's allowance for loan loss calculations generally reflected the Company's increased strategic focus on commercial lending. Environmental factors applied to the outstanding balance of commercial loans reflected the changes to overall lending policies, procedures and practices associated with that strategic emphasis, the increased volume of commercial loans in relation to total loan originations, changes in credit concentration reflecting larger loan balances to borrowers and concerns about potential changes in

Next Page

regional real estate values. However, the impact of these increases were largely offset by reductions in environmental factors attributable to the experience, ability, and depth of lending management and staff both of which were enhanced through expanded staffing during the prior fiscal year. No significant changes to environmental factors used in the Bank's loss provision calculations had been made during fiscal 2006.

             Management generally expects provisions for loan losses to continue to increase as a result of the net growth in loans called for in the Company's business plan. Specifically, our business strategy calls for increased strategic emphasis in commercial lending. The loss factors used in the Bank's allowance for loan loss calculations are generally higher for such loans compared with those applied to one-to-four family mortgage loans. Consequently, management expects the net growth in commercial loans called for in the Company's strategic business plan to result in required loss provisions that exceed those recorded in prior years when comparatively greater strategic emphasis had been placed on growth in 1-4 family mortgage loans.

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

             The Bank's short term liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the level of market interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances to leverage its capital base by providing funds for its lending activities, and to enhance its interest rate risk management.

             Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various loan products and in securities collateralized by loans. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities. At December 31, 2006, the total approved loan origination commitments outstanding amounted to $34.2 million. At the same date, unused lines of credit were $24.9 million and construction loans in process were $16.4 million.

             Certificates of deposit scheduled to mature in one year or less at December 31, 2006, totaled $144.3 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. Additionally, at December 31, 2006 the Bank has $15.5 million of borrowings from the Federal Home Loan Bank of New York ("FHLB") maturing in one year or less. Of those advances, $8.4 million represents funds drawn on

Next Page

the Bank's overnight line of credit. Repayment of such advances increases the Bank's unused borrowing capacity from the FHLB which totaled $73.8 million at December 31, 2006. In calculating our borrowing capacity, the Bank utilizes the FHLB's guideline, which generally limits advances secured by residential mortgage collateral to 25% of the Bank's total assets.

             The following tables disclose our contractual obligations and commercial commitments as of December 31, 2006. Scheduled principal payments on amortizing borrowings are reported as maturities.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)

Time Deposits	$ 170,589	$144,278	$ 13,847	$ 3,065	$ 9,399
FHLB advances(1)	52,059	15,463	19,596	12,000	5,000
Total	$ 222,648	$159,741	$ 33,443	$ 15,065	$ 14,399

________________
(1)	At December 31, 2006, the total collateralized borrowing limit was $125.9 million, of which we had $52.1 million outstanding.

	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In thousands)

Lines of credit(1)	$ 24,934	$ 1,944	$ 1,312	$ 617	$ 21,061
Land lease	2,407	69	277	277	1,784
Construction loans in process(1)	16,352	4,232	12,120	-	-
Other commitments to extend credit(1)	34,169	34,169	-	-	-
Total	$ 77,862	$ 40,414	$ 13,709	$ 894	$ 22,845

________________
(1)	Represents amounts committed to customers.

             In addition to the above commitments, the Company has financial obligations regarding outstanding contracts for purchase and leases relating to branch sites. As of December 31, 2006, the Bank has paid a deposit totaling $147,500 on a purchase contract for a future branch location in Clifton, New Jersey. The funds disbursed by the Bank upon the closing of the property in January 2007 included an additional $1,327,500 representing the remainder of the $1,475,000 purchase price for the property.

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

Next Page

Regulatory Capital

             Consistent with its goals to operate a sound and profitable financial organization, American Bank of New Jersey actively seeks to maintain its classification as a "well capitalized" institution in accordance with regulatory standards. The Bank's total equity was $82.8 million at December 31, 2006, or 16.45% of total assets on that date. As of December 31, 2006, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank's regulatory capital ratios at December 31, 2006 were as follows: Core capital, 16.56%; Tier I risk-based capital, 26.49%; and total Risk-based capital, 27.18%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

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

Recent Accounting Pronouncements

             See Note 4 - Recent Accounting Pronouncements within the Notes to Unaudited Financial Statements included in this report.

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

             The prepayment characteristics of our loans and mortgage-backed and related securities are greatly influenced by movements in market interest rates. For example, a reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing cost. This causes reinvestment risk, because we are generally not able to reinvest prepayment proceeds at rates that are comparable to the rates we previously earned on the prepaid loans or securities. By contrast, increases in interest rates reduce the incentive for borrowers to refinance their debt. In such cases, prepayments on loans and mortgage-backed and related securities may decrease thereby extending the average lives of such assets and reducing the cash flows that are available to be reinvested by the Company at higher interest rates.

             Tables presenting the composition and allocation of the Company's interest-earning assets and interest-costing liabilities from an interest rate risk perspective are set forth in the preceding section of this report titled "Comparison of Financial Condition at December 31, 2006 and September 30, 2006." These tables present the Company's investment securities, loans, deposits, and borrowings by categories that reflect the interest rate risk characteristics of the underlying assets or liabilities. Shown as a percentage of total assets, the comparative data presents changes in the interest rate risk characteristics of the Company's balance sheet.

             Our net interest margin may be adversely affected throughout several possible interest rate environments. Foremost, the continued inversion of the yield curve, by which shorter term market interest rates exceed those of longer term rates, could trigger further increases in the Bank's cost of interest-bearing liabilities that continue to outpace its yield on earning assets causing further net interest spread compression. As noted in the Executive Summary discussion earlier, such compression occurred during the quarter ended December 31, 2006 when our net interest spread shrank 26 basis points to 1.54% from 1.80% for the fiscal year ended September 30, 2006. During that time, the continued growth in the Company's commercial lending activities contributed significantly to improved yields on earning assets, which increased 36 basis points from 5.12% to 5.48%. However, these improved yields were more than offset by increases in the cost of interest-bearing liabilities which grew by 61 basis points from 3.32% to 3.93%. Contributing to this increase in the cost of interest-bearing liabilities was the impact of higher

Next Page

promotional interest rates paid on new deposit accounts at the Bank's Verona branch. However, a significant portion of this increase was attributable to continued upward pressure on deposit interest rates which generally reflect movements in shorter term market interest rates.

             Depending upon the movement of market interest rates, our earnings may continue to be impacted by an "earnings squeeze" in the future. For example, we are vulnerable to an increase in interest rates because the majority of our loan portfolio consists of longer-term, fixed rate loans and hybrid ARMs that are fixed rate for an initial period of time. At December 31, 2006, excluding allowance for loan losses and net deferred origination costs and including loans held for sale, loans totaled $411.3 million comprising 78.44% of total assets. Of those loans, fixed rate mortgages totaled $167.6 million or 32.0% of total assets while hybrid ARMs, including 3/1, 5/1, 7/1, and 10/1 ARMs totaled $196.2 million or 37.4% of total assets. In a rising rate environment, our cost of funds may increase more rapidly than the interest earned on our loan portfolio and investment securities portfolio because our primary source of funds is deposits with substantially greater repricing sensitivity than that of our loans and investment securities. Having interest-bearing liabilities that reprice more frequently than interest-earning assets is detrimental during periods of rising interest rates and could cause our net interest rate spread to shrink because the increase in the rates we would earn on our securities and loan portfolios would be less than the increase in the rates we would pay on deposits and borrowings.

              Notwithstanding the risks presented by the current yield curve or those resulting from further increases to short term interest rates, a significant decrease in market interest rates could, by contrast, trigger a new wave of loan refinancing that could result in the margin compression experienced in prior years when rates fell to their historical lows.

             The Bank also faces the risk of continued disintermediation of our deposits into higher cost accounts. Like many banks, we were successful in growing non-maturity deposits in prior years while interest rates had decreased to their historical lows. However, our ability to retain such deposits at a reasonable cost, while a highly competitive marketplace adjusts its pricing strategies to an environment of rising interest rates, continues to be rigorously challenged. Additional increases in market interest rates, particularly shorter term interest rates, could result in further inversion of the yield curve. Such an event could exacerbate net interest spread compression by triggering increases in deposit costs resulting from higher rates paid to retain deposits - a risk compounded by the continued disintermediation of those deposits into higher cost accounts.

Next Page

             Quantitative Aspects of Market Risk. The following table presents American Bank of New Jersey's net portfolio value as of September 30, 2006 - the latest date for which information is available. The net portfolio value was calculated by the Office of Thrift Supervision, based on information provided by the Bank.

	Net Portfolio Value		Net Portfolio Value as % of Present Value of Assets			Board Established Limits
Changes in Rates(1)	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change	Net Portfolio Value Ratio	Basis Point Change
(Dollars in thousands)
+300 bp	64,266	-21,293	-25%	13.89%	-344bp	5.00%	-450bp
+200 bp	72,082	-13,478	-16%	15.23%	-211bp	6.00%	-300bp
+100 bp	79,173	-6,387	-7%	16.37%	-97bp	7.00%	-150bp
0 bp	85,559			17.34%		8.00%
-100 bp	90,833	5,274	+6%	18.07%	+73bp	7.00%	-150bp
-200 bp	94,180	8,620	+10%	18.46%	+112bp	6.00%	-300bp

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

             Strategies for the Management of Interest Rate Risk and Market Risk. The Board of Directors has established an Asset/Liability Management Committee which is responsible for monitoring interest rate risk. The committee comprises the Bank's Chief Executive Officer, the Bank's President and Chief Operating Officer, the Bank's Senior Vice President and Chief Financial Officer, the Bank's Senior Vice President and Chief Lending Officer, the Bank's Senior Vice President Commercial Real Estate, the Bank's VP Branch Administration and the Bank's Vice President and Controller. Management conducts regular, informal meetings, generally on a weekly basis, to address the day-to-day management of the assets and liabilities of the Bank, including review of the Bank's short term liquidity position; loan and deposit pricing and production volumes and alternative funding sources; current investments; average lives, durations and repricing frequencies of loans and securities; and a variety of other asset and liability management topics. The committee generally meets quarterly to formally review such matters. The results of the committee's quarterly review are reported to the full Board, which makes adjustments to the Bank's interest rate risk policy and strategies, as it considers necessary and appropriate.

             The qualitative and quantitative interest rate analysis presented above indicate that various foreseeable movements in market interest rates may have an adverse effect our net interest margin and

Next Page

earnings. The growth and diversification strategies outlined in the Company's current business plan are designed not only to enhance to earnings, but also to better support the resiliency of those earnings throughout various movements in interest rates. Toward that end, implementation of the Company's business plan over time is expected to result in a better matching of the repricing characteristics of its interest earnings assets and interest bearing liabilities. Specific business plan strategies to achieve this objective include:

(1)	Open up to five de novo branches over the next three to five years with an emphasis on growth in non-maturity deposits;
(2)	Attract and retain lower cost business transaction accounts by expanding and enhancing business deposit services including online cash management and remote deposit capture services;
(3)	Attract and retain lower cost personal checking and savings accounts through expanded and enhanced cross selling efforts and modified ATM surcharge policies,
(4)	Originate and retain commercial loans with terms that increase overall loan portfolio repricing frequency and cash flows while reducing call risk through prepayment compensation provisions.
(5)	Originate and retain 1-4 family home equity loans and variable rate lines of credit to increase loan portfolio repricing frequency and cash flows.
(6)	Originate both fixed and adjustable rate 1-4 family first mortgage loans eligible for sale in the secondary market and, if warranted, sell such loans on either a servicing retained or servicing released basis. The strategy reduces the balance of longer duration and/or non-prepayment protected loans while enhancing non interest income.

             With regard to this last strategy, the Bank currently expects to continue the sale of longer-term, fixed rate loan originations into the secondary market while evaluating greater use of the secondary markets for selling other conforming and non-conforming 1-4 family mortgage loan originations. For the quarter ended December 31, 2006, we sold a total of $838,000 of loans to the Federal National Mortgage Association and Countrywide Home Loans, Inc. which resulted in gains on sales of mortgage loans held for sale of $2,000. Because we offer borrowers the option to lock in their interest rate prior to closing their mortgage loans, we may be exposed to market risk on the loans we sell into the secondary market. Once a loan's rate is locked, the price at which we can sell the loan will vary with movements in market interest rates. To manage that risk, we may take forward commitments to sell loans at a fixed price. At December 31, 2006, the Bank had one outstanding contract to sell a $308,000 long term, fixed rate mortgage loan into the secondary market. Loans sold under contracts drawn in the future may generate additional gains or losses on sale of mortgage loans in subsequent periods.

             In addition to the strategies noted above, we may utilize other strategies aimed at improving the matching of interest-earning asset maturities to interest-bearing liability maturities. Such strategies may include:

(1)	Purchase short to intermediate term securities and maintain a securities portfolio that provides a stable cash flow, thereby providing investable funds in varying interest rate cycles.
(2)	Lengthen the maturities of our liabilities through utilization of FHLB advances and other wholesale funding alternatives;

Next Page

             Finally, in the past, the Company has occasionally prepaid FHLB advances which had resulted in the recognition of prepayment penalties. Although no such prepayments were transacted in fiscal 2005 or fiscal 2006, we may evaluate the costs and benefits of prepaying additional borrowings or other balance sheet restructuring transactions, which may result in additional one-time charges to earnings to further improve the Bank's net interest spread and margin and enhance future earnings.

Next Page

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 ("the Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of the end of the period covered by this quarterly report are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls: In the quarter ended December 31, 2006, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Next Page

PART II - - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

             At December 31, 2006, the Company and its subsidiaries were not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended September 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

             The following table summarizes our share repurchase activity during the three months ended December 31, 2006 and additional information regarding our share repurchase program.

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under Plans or Programs
Repurchases for the Month
October 1 - October 31, 2006	-	-	-
November 1 - November 30, 2006	562,000	$12.19	562,000
December 1 - December 31, 2006	500,000	$12.25	500,000

Total repurchases	1,062,000	$12.22	1,062,000	354,322(1)(2)

________________
(1)	As of December 31, 2006, the number reported reflects the remaining number of the original 1,416,322 that could be repurchased under the Company's 10% repurchase plan announced in October, 2006.
(2)	The Company had previously completed its repurchase of shares to fund stock awards previously made under the American Bank of New Jersey 2005 Restricted Stock Plan (208,295 shares) and American Bancorp of New Jersey, Inc. 2006 Equity Incentive Plan (358,484 shares) during the fiscal year ended September 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

             None

ITEM 5. OTHER INFORMATION

Next Page

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

American Bancorp of New Jersey, Inc. (Registrant)
Date: February 9, 2007	/s/ Joseph Kliminski Joseph Kliminski Chief Executive Officer
Date: February 9, 2007	/s/ Eric B. Heyer Eric B. Heyer Senior Vice President and Chief Financial Officer

Next Page