Form 10-Q
period 2007-03-31
AMERICAN BANCORP OF NEW JERSEY INC
filed 2007-05-10
CIK 1330039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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

As of May 2, 2007, there were 12,753,147 outstanding shares of the Registrant's Common Stock.

NEXT PAGE

AMERICAN BANCORP OF NEW JERSEY, INC.

NEXT PAGE

ITEM 1. FINANCIAL STATEMENTS

American Bancorp of New Jersey, Inc.
Statements of Financial Condition
(in thousands, except share data)
(unaudited)

	March 31, 2007	September 30, 2006
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 6,184	$ 6,671
Interest-bearing deposits	7,297	494
Federal Funds Sold	19,300	-
Total cash and cash equivalents	32,781	7,165

Securities available-for-sale	57,340	74,523
Securities held-to-maturity (fair value: March 31, 2007-$9,571 September 30, 2006 - $10,423)	9,632	10,547
Loans held for sale	417	-
Loans receivable, net of allowance for loan losses (March 31, 2007 -$2,366, September 30, 2006 -$2,123)	422,889	398,624
Premises and equipment	9,192	6,523
Federal Home Loan Bank stock, at cost	2,752	3,356
Cash surrender value of life insurance	12,957	8,747
Accrued interest receivable	2,113	1,979
Other assets	4,230	2,855
Total assets	$554,303	$514,319
LIABILITIES AND EQUITY
Deposits
Non-interest-bearing	$ 31,783	$ 23,545
Interest-bearing	364,389	303,602
Total deposits	396,172	327,147
Advance payments by borrowers for taxes and insurance	2,758	2,466
Federal Home Loan Bank advances	42,644	56,075
Accrued expenses and other liabilities	3,874	3,770
Total liabilities	$445,448	$389,458

Commitments and contingent liabilities

Equity
Preferred stock, $.10 par value, 10,000,000 shares authorized at March 31, 2007 and September 30, 2006;	-	-

Common stock, $.10 par value, 20,000,000 shares authorized, 14,527,953 and 14,527,953 shares issued at March 31, 2007 and September 30, 2006; 12,753,147 and 14,163,220 outstanding at March 31, 2007 and September 30, 2006;	1,453	1,453

Additional paid in capital	112,706	111,780
Unearned ESOP shares	(8,324)	(8,549)
Retained earnings	25,089	25,438
Treasury Stock; 1,774,806 and 364,733 shares at March 31, 2007 and September 30, 2006.	(21,517)	(4,380)
Accumulated other comprehensive loss	(552)	(881)
Total equity	108,855	124,861
Total liabilities and equity	$554,303	$514,319

See accompanying notes to unaudited consolidated financial statements

NEXT PAGE

American Bancorp of New Jersey, Inc.
Statements of Income
(in thousands, except share data)
(unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Interest and dividend income
Loan, including fees	$11,906	$ 9,538	$ 6,127	$ 4,847
Securities	1,608	1,909	767	1,132
Federal funds sold and other	353	872	265	260
Total interest income	13,867	12,319	7,159	6,239

Interest expense
NOW and money market	1,067	400	829	206
Savings	1,397	1,055	685	551
Certificates of deposit	3,942	2,728	2,045	1,381
Federal Home Loan Bank advances	1,235	1,291	543	635
Total interest expense	7,641	5,474	4,102	2,773

Net interest income	6,226	6,845	3,057	3,466

Provision for loan losses	243	246	193	159

Net interest income after provision for loan losses	5,983	6,599	2,864	3,307

Noninterest income
Deposit service fees and charges	335	366	175	183
Income from cash surrender value of life insurance	210	155	126	80
Gain on sale of loans	12	8	10	6
Loss on sales of securities available-for-sale	(11)	(271)	(11)	-
Other	97	140	55	103
Total noninterest income	643	398	355	372

Noninterest expense
Salaries and employee benefits	4,092	3,087	2,127	1,689
Occupancy and equipment	462	405	246	206
Data processing	358	341	183	169
Advertising and marketing	166	125	47	73
Professional and consulting	203	255	102	137
Legal	83	108	40	23
Other	549	488	277	267
Total noninterest expense	5,913	4,809	3,022	2,564

Income before provision for income taxes	713	2,188	197	1,115

Provision for income taxes	234	837	47	427

Net income	$ 479	$ 1,351	$ 150	$ 688

Comprehensive income (loss)	$ 808	$ 1,085	$ 303	$ 309

Earnings per share:
Basic	$ 0.04	$ 0.10	$ 0.01	$ 0.05
Diluted	$ 0.04	$ 0.10	$ 0.01	$ 0.05

See accompanying notes to unaudited consolidated financial statements

NEXT PAGE

American Bancorp of New Jersey, Inc.
Statements of Stockholders' Equity
Six months ended March 31, 2006
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Unearned RSP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Amount Reclassified On ESOP Shares	Total Equity	Compre- hensive Income (Loss)
Balance at September 30, 2005	$ 555	$ 17,242	$ (1,064)	$ (1,212)	$ 25,417	$ (959)	$ (473)	$ 39,506
Transfer of Unearned RSP to APIC due to adoption of FAS 123R	-	(1,212)	-	1,212	-	-	-	-
Issuance and exchange of common stock, net of issuance costs	862	96,661	(7,935)	-	-	-	-	89,588
MHC capital infusion from merger	-	98	-	-	-	-	-	98
RSP share purchases	-	(1,601)	-	-	-	-	-	(1,601)
RSP shares earned		131						131
Stock options earned	-	126	-	-	-	-	-	126
ESOP shares earned	-	47	225	-	-	-	-	272
Cash dividends paid - $0.04 per share	-	-	-	-	(1,048)	-	-	(1,048)
Reclassification due to elimination of repurchase obligation	-	-	-	-	-	-	473	473
Comprehensive income
Net income	-	-	-	-	1,351	-	-	1,351
Change in unrealized gain on securities available-for-sale, net of taxes	-	-	-	-	-	(266)	-	(266)
Total comprehensive income									$ 1,085

Balance at March 31, 2006	$ 1,417	$ 111,492	$ (8,774)	$ -	$ 25,720	$ (1,225)	$ -	$ 128,630

See accompanying notes to unaudited consolidated financial statements

NEXT PAGE

American Bancorp of New Jersey, Inc.
Statements of Stockholders' Equity
Six months ended March 31, 2007
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity	Compre- hensive Income (Loss)
Balance at September 30, 2006	$ 1,453	$ 111,780	$ (8,549)	$ 25,438	$ (881)	$ (4,380)	$ 124,861

RSP stock grants	-	(76)	-	-	-	76	-
RSP shares earned	-	629	-	-	-	-	629
Treasury share purchases	-	-	-	-	-	(17,213)	(17,213)
Stock options earned		281	-	-	-	-	281
ESOP shares earned	-	92	225	-	-	-	317
Cash dividends paid - $0.04 per share	-	-	-	(958)	-	-	(958)
Cumulative effect of adoption of SAB 108	-	-	-	130	-	-	130

Comprehensive income
Net income	-	-	-	479	-	-	479
Change in unrealized gain on securities available-for-sale, net of taxes	-	-	-	-	329	-	329
Total comprehensive income								$ 808

Balance at March 31, 2007	$ 1,453	$ 112,706	$ (8,324)	$ 25,089	$ (552)	$ (21,517)	$ 108,855

See accompanying notes to unaudited consolidated financial statements

NEXT PAGE

American Bancorp of New Jersey, Inc.
Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net Income	$ 479	$ 1,351
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	167	170
Net amortization of premiums and discounts	(5)	(28)
Losses on sales of securities available-for-sale	11	271
ESOP compensation expense	317	272
RSP compensation expense	629	131
SOP compensation expense	281	126
Provision for loan losses	243	246
Increase in cash surrender value of life insurance	(210)	(155)
Gain on sale of loans	(12)	(8)
Proceeds from sales of loans	2,479	2,999
Origination of loans held for sale	(2,884)	(3,130)
Decrease (increase) in accrued interest receivable	(134)	(401)
Decrease (increase) in other assets	(1,209)	255
Change in deferred income taxes	(362)	(62)
Increase (decrease) in other liabilities	235	(105)
Net cash provided by operating activities	25	1,932

Cash flows from investing activities
Net increase in loans receivable	(24,508)	(31,219)
Purchases of securities held-to-maturity	-	(4,935)
Principal paydowns on securities held-to-maturity	906	862
Purchases of securities available-for-sale	(4,990)	(52,606)
Sales of securities available-for-sale	3,227	9,750
Maturities of securities available-for-sale	11,000	2,000
Principal paydowns on securities available-for-sale	8,473	9,666
Purchase of Federal Home Loan Bank stock	(1,971)	(93)
Redemption of Federal Home Loan Bank stock	2,575	91
Purchase of bank-owned life insurance	(4,000)	(920)
Purchase of premises and equipment	(2,836)	(305)
Net cash used in investing activities	(12,124)	(67,709)

Cash flows from financing activities
Net increase in deposits	69,025	(11,735)
Stock subscriptions held for parent received (refunded or applied)	-	(115,201)
Net change in advance payments by borrowers for taxes and insurance	292	137
Repayment of Federal Home Loan Bank of New York advances	(3,031)	(2,029)
Net change in Federal Home Loan Bank of New York overnight lines of credit	(10,400)	700
Cash dividends paid	(958)	(1,048)
MHC Capital infusion	-	98
RSP and treasury share purchases	(17,213)	(1,601)
Net proceeds from stock issuance	-	89,588
Net cash provided by (used in) financing activities	37,715	(41,091)
Net change in cash and cash equivalents	25,616	(106,868)
Cash and cash equivalents at beginning of year	7,165	125,773

Cash and cash equivalents at end of year	$ 32,781	$ 18,905

(Continued)

NEXT PAGE

American Bancorp of New Jersey, Inc.
Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2007	2006
Supplemental cash flow information:
Cash paid during the period for
Interest	$ 7,741	$ 5,475
Income taxes, net of refunds	803	981

Supplemental disclosures of non-cash financing transaction:
Transfer of stock subscriptions received and deposits to capital	-	89,588
Cumulative effect of adoption of SAB 108	130	-

See accompanying notes to unaudited financial statements

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

The accompanying unaudited consolidated financial statements include the accounts of American Bancorp of New Jersey, Inc. and its wholly owned subsidiaries, American Bank of New Jersey and ASB Investment Corp. (the "Investment Corp.") as of March 31, 2007 and September 30, 2006 and for the three and six months ended March 31, 2007 and March 31, 2006. Significant intercompany accounts and transactions have been eliminated in consolidation. References in this Quarterly Report on Form 10-Q to the Company generally refer to the Company and the Bank, unless the context indicates otherwise. References to "we," "us," or "our" refer to the Bank or Company, or both, as the context indicates.

The primary business of the Company is the ownership of the Bank and the Investment Corp. The Bank provides a full range of banking services to individual and corporate customers located primarily in the New Jersey and New York metropolitan area. The Bank is subject to competition from

NEXT PAGE

other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. The Investment Corp. was organized for the purpose of selling insurance and investment products, including annuities, to customers of the Bank and the general public, with initial activities limited to the sale of fixed rate annuities. The Investment Corp. has had limited activity to date.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K. The March 31, 2007 balance sheet presented herein has been derived from the audited financial statements included in the consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

The results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year or any other period.

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

NEXT PAGE

The factors used in the earnings per share computation follow.

	Six Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Basic
Net income	$ 479	$ 1,351	$ 150	$ 688

Weighted average common shares outstanding	11,957,805	13,141,302	11,582,986	13,126,422

Basic earnings per common share	$ 0.04	$ 0.10	$ 0.01	$ 0.05

Diluted
Net income	$ 479	$ 1,351	$ 150	$ 688

Weighted average common shares outstanding for basic earnings per common share	11,957,805	13,141,302	11,582,986	13,126,422

Add: Dilutive effects of assumed exercises of stock options	165,944	86,410	163,747	66,732

Add: Dilutive effects of full vesting of stock awards	38,571	33,855	34,152	33,045

Average shares and dilutive potential common shares	12,162,320	13,261,567	11,780,885	13,226,199

Diluted earnings per common share	$ 0.04	$ 0.10	$ 0.01	$ 0.05

Note 3 - Other Stock-Based Compensation

At March 31, 2007, all available shares and options available under the 2005 Restricted Stock Plan, 2005 Stock Option Plan and the 2006 Equity Incentive Plan had been awarded to participants.

NEXT PAGE

A summary of the activity in the Company's stock option plans for the six months ended March 31, 2007 and 2006 is as follows.

	For the six months ended
	March 31, 2007		March 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	1,397,854	$ 9.23	694,315	$ 6.81
Granted	19,094	11.87	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	(19,094)	$ 6.80
Outstanding at end of period	1,416,948	$ 9.26	675,221	$ 6.81

Options exercisable at period end	263,827	$ 6.80	128,790	$ 6.80
Weighted average remaining contractual life		7.8 years		8.8 years

A summary of the status of the Company's nonvested restricted stock plan shares as of March 31, 2007 and 2006 and changes during the six months ended March 31, 2007 and 2006 are as follows.

	For the three months ended
	March 31, 2007		March 31, 2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Outstanding at beginning of period	520,126	$ 10.04	208,295	$ 6.81
Granted	6,249	11.87	-	-
Vested	(37,909)	6.80	(37,908)	6.80
Forfeited or expired	-	-	(6,249)	6.80
Outstanding at end of period	488,466	$ 10.31	164,138	$ 6.81

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

NEXT PAGE

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), SFAS No. 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect of adopting SFAS No. 159, which is effective for it on October 1, 2008, but may be adopted as early as October 1, 2007.

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

Business Strategy

Our business strategy has been to operate as a well-capitalized independent financial institution dedicated to providing convenient access and quality service at competitive prices. During recent years, we have experienced significant loan and deposit growth. Our current strategy seeks to continue that growth while we evolve from a traditional thrift institution into a full service, community bank. The highlights of our business strategy include the following:

    Grow and diversify the deposit mix by emphasizing non-maturity account relationships acquired through de novo branching and existing deposit growth. Our current business plan calls for us to open up to five de novo branches over approximately the next three to five years.

    Toward that end, we opened our newest deposit branch in Verona, Jersey during the first quarter of the current fiscal year. Our contiguous growth is expected to continue in fiscal 2007 with the opening of full service deposit branches in two communities adjacent to that of our headquarters in Bloomfield, New Jersey. We expect to open our Nutley, New Jersey branch in May 2007 followed by our Clifton, New Jersey branch prior to the end of fiscal 2007.

    Grow and diversify the loan mix by increasing commercial loan origination volume while increasing the balance of such loans as a percentage of total assets.

    In support of our loan growth and diversification objectives, we have expanded our commercial lending staff which has, in turn, resulted in significant growth in the associated loans. For the six months ended March 31, 2007, our commercial loans, including multi-family, nonresidential real estate, construction and business loans, grew $30.5 million, or 31.7%, from $96.2 million to $126.7 million. This increase has resulted in commercial loans growing from 24.1% to 30.0% of loans receivable, net over that same six month period.

NEXT PAGE

    Grow and diversify noninterest income through supplemental deposit and lending related services and strategies.

    Toward this end, we have expanded our loan sale capabilities to include selling loans on a servicing released basis. Doing so has enabled the Bank to generate greater income per loan sold than had been recorded when loans were sold on a servicing retained basis. Additional enhancements to noninterest income are expected to arise as the Bank grows its branch network and expands its menu of business-related deposit services.

    Continue to implement or enhance alternative delivery channels for the origination and servicing of loan and deposit products.

    In support of this objective, we recently completed a significant overhaul of our Internet website which serves as a portal through which our customers access a growing menu of online services. While enhancing our online services for retail customers, we are concurrently addressing the growth in business demand for such services. Toward that end, we have expanded our business online banking product and service offering to now include remote check deposit and online cash management services for business

    Broaden and strengthen customer relationships by bolstering cross marketing strategies and tactics with a focus on multiple account/service relationships.

    We expect to continue our de novo branch deposit gathering strategy by which premium interest rates are paid on non-maturity, transaction accounts for a period of time to initially attract customers and funds. During this initial period, we will continue to cross market other products and services to promote multiple account/service relationships and the retention of long term customers and core deposits. We continue to make similar cross marketing efforts to enhance and expand our relationships with customers within the existing branches.

    Utilize capital markets tools to effectively manage capital and enhance shareholder value.

    Toward that end, on March 28, 2007 the Company announced the completion of the repurchase of ten percent of its outstanding shares in accordance with its share repurchase plan announced in October 2006. A second share repurchase plan by which an additional five percent of its shares would be repurchased by the Company was announced on April 30, 2007.

We expect that a number of the strategies outlined above will continue to have a detrimental impact on near term earnings. This impact is exacerbated by current market conditions exemplified by the inverted yield curve. Notwithstanding the near term earnings consequences, we expect to continue to execute these growth and diversification strategies designed to enhance future earnings and their resiliency toward the goal of enhancing shareholder value.

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

During the first six months of fiscal 2007, the Company's net interest spread declined 31 basis points to 1.49% in comparison to 1.80% for all of fiscal 2006, as increases in the yield on earning assets lagged the continued increases in the Company's cost of interest-bearing liabilities. This decline was primarily attributable to increases in the cost of retail deposits which outpaced the improved yields on loans. Contributing to this increase in the cost of deposits was the impact of higher promotional interest rates paid on new deposit accounts at the Bank's Verona branch which opened during the quarter ended December 31, 2006. However, a significant portion of that increase continued to be attributable to upward pressure on overall deposit interest rates in the highly competitive markets serviced by the Bank whose effects were exacerbated by the inverted yield curve.

The factors resulting in the compression of the Company's net interest spread also impacted the Company's net interest margin. However, the effects of that compression were somewhat diminished by the continued favorable impact on net interest income resulting from the additional earning assets funded by the significant level of capital held by the Company. As a result, the Company's net interest margin decreased by 23 basis points from 2.73% for fiscal 2006 to 2.50% for the first six months of fiscal 2007.

Our results of operations are also affected by our provision for loan losses. Provisions for specific nonperforming assets and historical losses based on net charge-offs continue to be nominal due to a history of low charge-offs and the relative stability of nonperforming asset balances. Non-performing loans as a percentage of total assets decreased from 0.41% at September 30, 2006 to 0.25% at March 31, 2007. For the six months ended March 31, 2007, the Company recorded net loan loss provision expense of $243,000. Net loan loss provision as a percentage of average assets increased by one basis point to 0.10% for the first six months of fiscal 2007 from 0.09% for fiscal 2006. The expense for the six month period ended March 31, 2007 reflected the reversal of an $86,000 loss reserve against a previously impaired loan participation. Management's review conducted as of December 31, 2006 concluded that, based upon the loan's consistent payment history and the improved financial performance of the underlying commercial property, the loan was no longer impaired resulting in the reversal of the prior impairment reserve. The loan's classification was also upgraded from doubtful to substandard. Excluding this adjustment, the Bank's provision expense totaled $329,000 for the six months ended March 31, 2007. This adjusted amount reflects those loan loss provisions that continue to be made primarily in connection with the overall growth in portfolio loans.

Our results of operations also depend on our noninterest income and noninterest expense. Noninterest income includes deposit service fees and charges, income on the cash surrender value of life insurance, gains on sales of loans and securities, gains on sales of other real estate owned and loan related fees and charges. Excluding gains and losses on sale of assets, annualized noninterest income as a percentage of average assets totaled 0.25% for the six months ended March 31, 2007 which is consistent with that reported for all of fiscal 2006.

NEXT PAGE

Gains and losses on sale of assets, excluded in the comparison above, typically result from the Company selling long term, fixed rate mortgage loan originations into the secondary market for interest rate risk management purposes. Demand for such loans typically fluctuates with market interest rates. As interest rates rise, market demand for long term, fixed rate mortgage loans diminishes in favor of hybrid ARMs which the Company has historically retained in its portfolio rather than selling into the secondary market. Consequently, the gains and losses on sale of loans reported by the Company will fluctuate with market conditions. Additionally, such gains and losses may also reflect the impact of infrequent investment security sales for asset/liability management purposes. This was the case in fiscal 2006 when the Company realized a $271,000 loss on sale of an underperforming investment security. For the first six months of fiscal 2007, the gains and losses on asset sales have substantially offset one another.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, data processing and other general and administrative expenses. Generally, operating costs have increased from those reported for fiscal 2006. A significant portion of this increase is attributable to additional personnel costs associated with executing the Company's business plan which calls for further branching and increased strategic focus on commercial lending. Benefit costs, in particular, have also increased as we granted shares and options under the equity incentive plan approved by shareholders during fiscal 2006. In the aggregate, annualized noninterest expense as a percentage of average assets totaled 2.26% for the six months ended March 31, 2007 - an increase of 18 basis points from 2.08% for all of fiscal 2006.

Management expects occupancy and equipment expense to increase in future periods as we continue to implement our de novo branching strategy to expand our branch office network. Our current business plan targets the opening of up to five de novo branches over a three to five year timeframe. Toward that end, we opened our newest deposit branch in Verona, New Jersey during the first quarter of the current fiscal year with branch growth expected to continue with the opening of full service deposit branches in Nutley and Clifton, New Jersey over the remainder of fiscal 2007. Costs for land purchases or leases and branch construction costs for these and other future branches will impact earnings going forward. The expenses associated with opening new offices, in addition to the personnel and operating costs that we will have once these offices are open, are expected to significantly increase noninterest expenses.

The Company also expects compensation and occupancy expense to increase in future periods as additional lending staff is added to support the Bank's commercial loan growth and diversification strategies. Implementation of these strategies will likely result in the need to augment the office space available for our lending and administrative operations in order to add the personnel called for by our growth plans. Toward that end, the Bank has entered into a land lease agreement through which it plans to relocate the Bank's Bloomfield branch site. This relocation will significantly upgrade and modernize the Bloomfield branch facility supporting the Company's deposit growth and customer service enhancement objectives. The relocation will also support expansion of the administrative and lending office space within the Company's existing headquarters facility where the branch is currently located.

Finally, management expects the costs associated with the Sarbanes-Oxley Act of 2002 (the "Act") to continue throughout the remainder of fiscal 2007, albeit at a comparatively lower level than that recorded in fiscal 2006 - the first year of compliance with Section 404 of the Act. In particular, management expects the cost of the Company's outsourced internal audit services and, to a lesser extent, that of its external auditors, to be reduced as the Company transitions from building and implementing its Sarbanes Oxley compliance program to managing and maintaining it.

In total, our annualized return on average assets decreased 24 basis points to 0.18% for the six months ended March 31, 2007 from 0.42% for all of fiscal 2006, while annualized return on average equity decreased 85 basis points to 0.83% from 1.68% for the same comparative periods.

NEXT PAGE

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

Comparison of Financial Condition at March 31, 2007 and September 30, 2006

Our total assets increased by $40.0 million, or 7.8%, to $554.3 million at March 31, 2007 from $514.3 million at September 30, 2006. The increase reflected net growth in cash and cash equivalents, loans receivable, net, premises and equipment and the cash surrender value of life insurance partially offset by decreases in securities available for sale and securities held to maturity.

Cash and cash equivalents increased by $25.6 million, or 357.5%, to $32.8 million at March 31, 2007 from $7.2 million at September 30, 2006. The increase in cash and cash equivalents was largely attributable to the accumulation of short term, interest bearing investments which resulted from the net cash inflows associated with deposit growth over that same period. Such funds are expected to remain invested in cash and cash equivalents or short term investment securities until reinvested into loans.

Securities classified as available-for-sale decreased $17.1 million, or 23.1%, to $57.3 million at March 31, 2007 from $74.5 million at September 30, 2006. Additionally, securities held to maturity decreased approximately $915,000, or 8.7% to $9.6 million at March 31, 2007 from $10.5 million at September 30, 2006. The net decline in investment balances reflects the Company's continued strategy of utilizing most cash flows from the investment securities portfolio to fund a portion of its growth in commercial real estate and business loans and repay maturing borrowings.

NEXT PAGE

The following table compares the composition of the Company's investment securities portfolio by security type as a percentage of total assets at March 31, 2007 and September 30, 2006. Amounts reported exclude unrealized gains and losses on the available for sale portfolio.

	Match 31, 2007		September 30, 2006
Type of Securities	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Fixed rate MBS	$ 12,968	2.34%	$ 14,406	2.80%
ARM MBS	17,357	3.13	23,773	4.62
Fixed rate CMO	28,325	5.11	32,930	6.40
Floating rate CMO	2,204	0.40	2,369	0.46
Fixed rate agency debentures	6,991	1.26	12,989	2.53
Total	$ 67,845	12.24%	$ 86,467	16.81%

Assuming no change in interest rates, the estimated average life of the investment securities portfolio was 2.03years and 2.37 years, respectively, at March 31, 2007 and September 30, 2006. Assuming a hypothetical immediate and permanent increase in interest rates of 300 basis points, the estimated average life of the portfolio would have extended to 2.42 years and 2.83 years at March 31, 2007 and September 30, 2006, respectively.

Loans receivable, net increased by $24.3 million, or 6.1%, to $422.9 million at March 31, 2007 from $398.6 million at September 30, 2006. The growth was comprised of net increases in commercial loans totaling $30.5 million or 31.7%. Such loans include multi-family, nonresidential real estate, construction and business loans. The increase in loans receivable, net also included net increases in home equity loans and home equity lines of credit totaling $1.6 million. Offsetting the growth in these categories was a $7.6 million decrease in the balance of 1-4 family first mortgages and net increases to the allowance for loan losses totaling $243,000.

The following two tables compare the composition of the Company's loan portfolio by loan type as a percentage of total assets at March 31, 2007 with that of September 30, 2006. Amounts reported exclude allowance for loan losses and net deferred origination costs.

NEXT PAGE

The table below generally defines loan type by loan maturity and/or repricing characteristics:

	Match 31, 2007		September 30, 2006
Type of Loans	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Construction	$ 24,010	4.33%	$ 16,238	3.16%
1/1 and 3/3 ARMs	8,785	1.58	5,835	1.13
3/1 and 5/1 ARMs	139,114	25.10	140,124	27.24
5/5 and 10/10 ARMs	43,980	7.93	43,770	8.51
7/1 and 10/1 ARMs	2,864	0.52	2,061	0.40
15 year fixed or less	125,702	22.68	111,725	21.72
Greater than 15 year fixed	51,909	9.36	53,984	10.50
Prime-indexed HELOC	19,671	3.55	19,122	3.72
Consumer	695	0.13	720	0.14
Business	7,885	1.42	6,068	1.18

Total	$ 424,615	76.60%	$ 399,647	77.70%

At March 31, 2007 and September 30, 2006, respectively, the balance of one-to-four family mortgage loans included $21.8 million and $20.0 million of thirty year adjustable rate loans with initial fixed interest rate periods of three to five years during which time monthly loan payments comprise interest only. After the initial period, the monthly payments on such loans are adjusted to reflect the collection of both interest and principal over the loan's remaining term to maturity.

The table below generally defines loan type by collateral or purpose:

	Match 31, 2007		September 30, 2006
Type of Loans	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Construction	$ 24,010	4.33%	$ 16,238	3.16%
1-4 family mortgage	277,365	50.04	283,469	55.11
Multifamily (5+) mortgage	33,053	5.96	35,088	6.82
Nonresidential mortgage	58,591	10.57	38,408	7.47
Land	4,222	0.76	534	0.10
1-4 family HELOC	19,671	3.55	19,122	3.72
Consumer	695	0.13	720	0.14
Business	7,008	1.26	6,068	1.18

Total	$ 424,615	76.60%	$ 399,647	77.70%

Total deposits increased by $69.0 million, or 21.1%, to $396.2 million at March 31, 2007 from $327.1 million at September 30, 2006. This increase was primarily attributable to the opening of the Bank's newest deposit branch located in Verona, New Jersey. The Bank celebrated the Verona branch grand opening on December 2, 2006 with balances at that branch totaling $55.8 million at March 31, 2007. In total, noninterest bearing checking accounts increased approximately $8.2 million or 35.0% while interest bearing checking accounts, including a promotional, high yield money market account offered in association with the Bank's new Verona branch, grew $57.2 million or 182.1%. For that same period, time deposits grew $10.8 million or 6.6% while savings deposit balances declined $7.3 million or 6.8%. The

NEXT PAGE

decline in savings account balances was due largely to the disintermediation of such balances into higher yielding accounts.

At March 31, 2007, the Bank held approximately $5.5 million of municipal deposits, representing a reduction of approximately $11.4 million from $16.9 million at September 30, 2006. The outflow of municipal deposits included the closing of one municipal account relationship whose balances at September 30, 2006 totaled approximately $11.8 million.

The following table compares the composition of the Company's deposit portfolio by category as a percentage of total assets at March 31, 2007 with that of September 30, 2006.

	Match 31, 2007		September 30, 2006
Deposit category	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Money market checking	$ 71,749	12.94%	$ 20,474	3.98%
Noninterest bearing checking	31,783	5.73	23,545	4.58
Interest bearing checking	16,916	3.05	10,955	2.13
Money market savings	11,493	2.07	13,396	2.60
Other savings	88,233	15.92	93,612	18.20
Certificates of deposit	175,998	31.76	165,165	32.12

Total	$ 396.172	71.47%	$ 327,147	63.61%

The following table compares the composition of the Company's deposit portfolio by branch as a percentage of total assets at March 31, 2007 with that of September 30, 2006.

	Match 31, 2007		September 30, 2006
Deposit category	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Bloomfield	$ 232,513	41.94%	$ 227,369	44.21%
Cedar Grove	107,864	19.46	99,778	19.40
Verona	55,795	10.07	-	-

Total	$ 396,172	71.47%	$ 327,147	63.61%

FHLB advances decreased $13.4 million, or 24.0%, to $42.6 million at March 31, 2007 from $56.1 million at September 30, 2006. The reduction was primarily attributable to the repayment of maturing FHLB advances totaling $3.0 million and the repayment of overnight borrowings totaling $10.4 million.

NEXT PAGE

The following table compares the composition of the Company's borrowing portfolio by remaining term to maturity as a percentage of total assets at March 31, 2007 with that of September 30, 2006. Scheduled principal payments on amortizing borrowings are reported as maturities.

	Match 31, 2007		September 30, 2006
Remaining Term	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Overnight	$ -	-%	$ 10,400	2.02%
One year or less	6,064	1.09	8,063	1.57
One to two years	14,067	2.54	12,065	2.36
Two to three years	7,513	1.36	7,547	1.47
Three to four years	6,000	1.08	6,000	1.16
Four to five years	6,000	1.08	6,000	1.16
More than five years	3,000	0.54	6,000	1.16

Total	$ 42,644	7.69%	$ 56,075	10.90%

Equity decreased $16.0 million, or 12.8% to $108.9 million at March 31, 2007 from $124.9 million at September 30, 2006. The decrease was primarily due to the Company's repurchase of its shares in accordance with its repurchase plan announced in October 2006. The reported decrease in equity was primarily attributable to a $17.1 million increase in Treasury stock resulting from the Company's share repurchases through March 31, 2007.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and March 31, 2006

General. Net income for the three months ended March 31, 2007 was $150,000, a decrease of $538,000, or 78.2% from the quarter ended March 31, 2006. The decrease in net income resulted from a decrease in net interest income, an increase in the provision for loan losses and an increase in noninterest expense partially offset by an increase in noninterest income and a decrease in the provision for income taxes.

Interest Income. Total interest income increased 14.7% or $920,000 to $7.2 million for the quarter ended March 31, 2007 from $6.2 million for the quarter ended March 31, 2006. For those same comparative quarters, the average yield on interest-earning assets increased 61 basis points to 5.64% from 5.03% while the average balance of interest-earning assets increased $11.9 million or 2.4% to $508.2 million from $496.3 million.

Interest income on loans increased $1.3 million or 26.4%, to $6.1 million for the quarter ended March 31, 2007 from $4.8 million for the quarter ended March 31, 2006. This increase was due, in part, to a $55.4 million increase in the average balance of loans receivable to $415.5 million for the quarter ended March 31, 2007 from $360.2 million for the quarter March 31, 2006. In addition, the average yield on loans increased 51 basis points to 5.89% from 5.38% for those same comparative periods. The increase in the average balance and yields of loans receivable was primarily attributable to the Company's strategic emphasis on commercial lending.

The rise in interest income on loans was partially offset by lower interest income on securities, which decreased $365,000 or 32.2% to $767,000 for the quarter ended March 31, 2007 from $1.1 million for the quarter ended March 31, 2006. The decrease was due largely to a $36.3 million decline in the average balance of investment securities to $73.8 million for the quarter ended March 31, 2007 from $110.1 million for the quarter ended March 31, 2006. The impact on interest income of that decline in average balance

NEXT PAGE

was modestly offset by a 4 basis point increase in the average yield on securities which grew to 4.10% from 4.06% for the same comparative periods.

Further, interest and dividend income on federal funds sold, other interest-bearing deposits and FHLB stock increased $5,000 to $265,000 for the quarter ended March 31, 2007 from $260,000 for the quarter ended March 31, 2006. The increase in interest income was attributable, in part, to a 179 basis point increase in the average yield on these assets which increased to 6.06% from 4.27%. The impact on interest income from the higher yields on these assets was substantially offset by a decline of $6.8 million in the average balance of these assets to $17.5 million for the quarter ended March 31, 2007 from $24.3 million for the quarter ended March 31, 2006. The average balances reported and used for yield calculations reflect, where appropriate, the reduction for outstanding checks issued against such accounts. This has the effect of increasing the reported yield on such assets.

Interest Expense. Total interest expense increased by $1.3 million or 47.9% to $4.1 million for the quarter ended March 31, 2007 from $2.8 million for the quarter ended March 31, 2006. For those same comparative periods, the average cost of interest-bearing liabilities increased 106 basis points from 3.13% to 4.19%, while the average balance of interest-bearing liabilities increased $37.4 million or 10.6% to $391.6 million for the quarter ended March 31, 2007 from $354.1 million for the quarter ended March 31, 2006.

Interest expense on deposits increased $1.4 million or 66.5% to $3.6 million for the quarter ended March 31, 2007 from $2.1 million for the quarter ended March 31, 2006. This increase was due largely to growth in the average balance of interest bearing deposits which grew $47.1 million to $348.5 million for the quarter ended March 31, 2007 from $301.4 million for the quarter ended March 31, 2006. The reported net growth in average interest-bearing deposits comprised $34.5 million and $20.3 million of growth in the average balance of interest-bearing checking accounts and certificates of deposit, respectively. Offsetting this growth was a net decline in the average balance of savings accounts totaling $7.7 million.

The growth in the average balance of interest bearing deposits for the quarter ended March 31, 2007 was primarily attributable to the Bank's newest branch in Verona, New Jersey whose deposit balances grew to $55.8 million at March 31, 2007 since opening in first quarter of fiscal 2007. At March 31, 2007, approximately $52.4 million of Verona's deposits were held in interest bearing accounts while $3.4 million were held in noninterest bearing accounts.

The growth in deposits at the Verona branch, coupled with higher promotional interest rates paid on those deposits, contributed significantly to the reported increase in deposit interest expense. However, a portion of this increase was also attributable to continued upward pressure on deposit interest rates in the other highly competitive markets serviced by the Bank.

In total, the average cost of interest-bearing deposits increased 124 basis points to 4.08% for the quarter ended March 31, 2007 from 2.84% for the quarter ended March 31, 2006. The components of this increase include a 240 basis point increase in the average cost of interest-bearing checking accounts, a 111 basis point increase in the average cost of certificates of deposit, and a 68 basis point increase in the average cost of savings accounts.

Interest expense on FHLB advances decreased $92,000 to $543,000 for the quarter ended March 31, 2007 from $635,000 for the quarter ended March 31, 2006. This decrease was due, in part, to a $9.7 million decrease in the average balance of advances to $43.0 million for the quarter ended March 31, 2007 from $52.7 million for the quarter ended March 31,2006. The impact on interest expense from the lower average balances reported were offset, in part, by a 23 basis point increase in the average cost of advances to 5.05% for the quarter ended March 31, 2007 from 4.82% for the quarter ended March 31, 2006. The higher average cost for the current quarter was primarily attributable to the repayment of term advances

NEXT PAGE

since the close of the earlier comparative quarter whose total weighted average cost was below that of the average outstanding advances during the quarter ended March 31, 2007.

Net Interest Income. Net interest income decreased by $409,000 or 11.8%, to $3.1 million for the quarter ended March 31, 2007 from $3.5 million for the quarter ended March 31, 2006. The Company's net interest rate spread declined 46 basis points from 1.90% to 1.44% for the same comparative periods, while the net interest margin decreased 38 basis points from 2.79% to 2.41%.

Provision for Loan Losses. Using the allowance methodology described under Critical Accounting Policies found later in this discussion, the provision for loan losses totaled $193,000 for the quarter ended March 31, 2007, representing an increase of $34,000 from the quarter ended March 31, 2006. The provision amount reflects the increase in loan loss provision generally attributable to the comparatively higher net growth in our commercial loan portfolio. Specifically, each period's comparative provision resulted largely from the incremental growth in the outstanding balance of the loans on which historical and environmental loss factors are applied. For the quarter ended March 31, 2007, outstanding loan balances, excluding the allowance for loan loss and loans held for sale, increased $13.6 million to $425.3 million from $411.7 million at the prior quarter ended December 31, 2006. The growth was comprised of net increases in commercial loans totaling $15.7 million. Such loans include multi-family, nonresidential real estate, construction and business loans. The increase in loans receivable, net also included net increases in home equity loans and home equity lines of credit totaling $477,000. Offsetting the growth in these categories was a $2.6 million decrease in the balance of 1-4 family first mortgages.

By comparison, for the three months ended March 31, 2006, total outstanding loan balances, excluding the allowance for loan loss and loans held for sale, grew by $17.9 million - an amount exceeding that of the current quarter. However, the growth was comprised of net increases in the outstanding balance of commercial loans, as defined above, of approximately $12.0 million - comparatively lower net growth on those loans on which the Bank applies relatively higher historical and environment loss factors. By contrast, loan growth in the earlier quarter included net increases in one-to-four family mortgages totaling $4.6 million coupled with increases in home equity loans and home equity lines of credit of $1.3 million - loan types for which the Bank applies comparatively lower historical and environmental loss factors.

In total, the allowance for loan losses as a percentage of gross loans outstanding was increased to 0.56% for the quarter ended March 31, 2007- an increase of 3 basis points from 0.53% reported for the preceding quarter ended December 31, 2006. These ratios reflect allowance for loan loss balances of $2.4 million and $2.2 million, respectively. The overall increase in the ratio of allowance to gross loans reported reflects the changing composition of the portfolio with greater strategic emphasis on loans with higher risk factors. The level of the allowance is based on estimates and the ultimate losses may vary from those estimates.

Noninterest Income. Noninterest income decreased $17,000 to $355,000 for the quarter ended March 31, 2007 from $372,000 for the quarter ended March 31, 2006. The net decrease was primarily attributable to comparatively lower collections of loan prepayment penalties of $58,000 and the recording of an $11,000 loss on sale of an available for sale security during the quarter ended March 31,2007 for which no such loss was recorded in the earlier comparative period. Offsetting these decreases was an increase of $46,000 in income from the cash surrender value of life insurance attributable to a combination of higher average balances and improved yields on those assets.

Noninterest Expense. Noninterest expense increased $458,000 to $3.0 million for the quarter ended March 31, 2007 from $2.6 million for the quarter ended March 31, 2006. Significant components of this growth in operating costs include comparative increases to salaries and employee benefits of

NEXT PAGE

$438,000, increased occupancy and equipment costs of $40,000, increases in data processing costs of $14,000, increases in legal fees of $17,000, and increases in other noninterest expenses of $10,000. Offsetting these increases were decreases of $26,000 and $35,000 in advertising and marketing expenses and professional and consulting fees, respectively.

The $438,000 increase in salaries and employee benefits for the comparative quarters included increases of $91,000 to employee salaries and payroll taxes. Such increases were primarily attributable to additions to retail deposit staff associated with the Company's branching strategy and, to a lesser extent, additions to the Company's commercial lending support staff. Other noteworthy increases to salaries and employee benefits resulted from the implementation of the Company's 2006 Equity Incentive Plan approved by shareholders in May, 2006. Costs relating to the Company's restricted stock and stock option plans increased by a total of $285,000 from the quarter ended March 31, 2006 to the same period in fiscal 2007. Additionally, ESOP costs increased $17,000 due to an increase in share value. Finally, director compensation costs increased $67,000 due primarily to assumption changes utilized in retirement benefit expense accruals.

The reported increases in occupancy and equipment, data processing and other noninterest expense were primarily attributable to the start up and ongoing operation of the Bank's newest branch in Verona, New Jersey. By contrast, the comparative decrease in advertising and marketing expenses reflects reduced expenditures during the current quarter in anticipation of the costs of forthcoming advertising and marketing campaigns associated with the Company's Nutley and Clifton branch openings later in the fiscal year.

The reported increase in legal fees was primarily attributable to the comparative timing of the Company's 2006 and 2007 annual shareholders' meeting and resulting recognition of legal fees relating to matters addressed at those meetings. The Company's 2007 annual shareholders' meeting was held in January 2007 with legal costs relating thereto recognized during the current quarter ended March 31, 2007. By contrast, the Company's 2006 annual meeting was held in May 2006 with most legal costs relating thereto recognized during the third fiscal quarter ended June 30, 2006.

Finally, comparative decreases in professional and consulting fees were primarily the result of lower internal and external audit costs associated with the Sarbanes Oxley Act of 2002 ("the Act") during the current quarter. The expense incurred in the earlier quarter ended March 31, 2006 included a portion of the first year costs associated with the development, implementation and audit of controls over financial statement reporting in accordance with Section 404 of the Act. The lower costs in the quarter ended March 31, 2007 reflect the reduced financial burden of maintaining and updating those controls as required to ensure ongoing compliance with the Act.

Provision for Income Taxes. The provision for income taxes decreased $380,000 for the quarter ended March 31, 2007 compared with the quarter ended March 31,2006. For those same comparative periods, the Company's effective tax rate was 23.6% and 38.3%, respectively. The net decrease in the effective tax rate was attributable, in part, to the comparatively higher interest income on investment securities held by the Bank's investment subsidiary, American Savings Investment Corporation ("ASIC"). ASIC is a wholly owned New Jersey investment subsidiary formed in August 2004 by American Bank of New Jersey. The purpose of this subsidiary is to invest in stocks, bonds, notes and all types of equity, mortgages, debentures and other investment securities. Interest income from this subsidiary is taxed by the state of New Jersey at an effective rate lower than the statutory corporate state income tax rate. Additionally, the Company also recorded comparatively higher levels of tax exempt income during the current quarter from the cash surrender value of bank owned life insurance. Offsetting a portion of these tax benefits was the impact of comparatively higher non-deductible expenses associated with the ESOP attributable to increases in share value.

NEXT PAGE

Collectively, the greater dollar amounts of these tax related considerations were largely responsible for the comparatively lower effective income tax rate reported. However, that lower rate was also influenced by the comparatively lower levels of pretax net income reported by the Company for the quarter ended March 31, 2007. The comparatively lower pretax net income reported for the current quarter results in the items discussed above having a proportionally greater net beneficial impact on the Company's reported effective tax rate.

Comparison of Operating Results for the Six Months Ended March 31, 2007 and March 31, 2006

General. Net income for the six months ended March 31, 2007 was $479,000, a decrease of $872,000, or 64.5% from the six months ended March 31, 2006. The decrease in net income resulted from a decrease in net interest income and an increase in noninterest expense partially offset by a decrease in the provision for loan losses, an increase in noninterest income and a decrease in the provision for income taxes.

Interest Income. Total interest income increased 12.6% or $1.5 million to $13.9 million for the six months ended March 31, 2007 from $12.3 million for the six months ended March 31, 2006. For those same comparative quarters, the average yield on interest-earning assets increased 62 basis points to 5.56% from 4.94% while the average balance of interest-earning assets increased $137,000 to $499.0 million from $498.9 million.

Interest income on loans increased $2.4 million or 24.8%, to $11.9 million for the six months ended March 31, 2007 from $9.5 million for the six months ended March 31, 2006. This increase was due, in part, to a $54.8 million increase in the average balance of loans receivable to $409.5 million for the six months ended March 31, 2007 from $354.7 million for the six months ended March 31, 2006. In addition, the average yield on loans increased 44 basis points to 5.82% from 5.38% for those same comparative periods. The increase in the average balance and yield of loans receivable was primarily attributable to the Company's strategic emphasis on commercial lending.

The rise in interest income on loans was partially offset by lower interest income on securities, which decreased $301,000 or 15.8% to $1.6 million for the six months ended March 31, 2007 from $1.9 million for the six months ended March 31, 2006. The decrease was due in part, to a $19.7 million decline in the average balance of investment securities to $77.3 million for the six months ended March 31, 2006 from $97.0 million for the six months ended March 31, 2006. The impact on interest income attributable to this decrease was partially offset by a 23 basis point increase in the average yield on securities which grew to 4.10% from 3.87% for the same comparative periods. The increase in yield primarily resulted, in part, from the maturity and repayment of lower yielding investment securities coupled with higher yields on newly purchased securities and existing adjustable rate securities in portfolio which have repriced upward in accordance with the general movement of market interest rates.

Further, interest and dividend income on federal funds sold, other interest-bearing deposits and FHLB stock decreased $519,000 to $353,000 for the six months ended March 31, 2007 from $872,000 for the six months ended March 31, 2006. This decrease was due, in part, to a decline of $34.4 million in the average balance of these assets to $11.1 million for the six months ended March 31, 2007 from $45.5 million for the six months ended March 31, 2006. The higher average balance in the earlier comparative period reflects the initial receipt of stock offering proceeds from the closing of the Company's second step conversion which were subsequently deployed into other interest-earnings assets during the first quarter of fiscal 2006. The impact on interest income attributable to this decline in average balance was partially offset by a 254 basis point rise in the average yield on these assets which increased to 6.37% from 3.83%. The average balances reported and used for yield calculations reflect, where appropriate, the reduction for outstanding checks issued against such accounts. This has the effect of increasing the reported yield on such assets.

NEXT PAGE

Interest Expense. Total interest expense increased by $2.2 million or 39.6% to $7.6 million for the six months ended March 31, 2007 from $5.5 million for the six months ended March 31, 2006. For those same comparative periods, the average cost of interest-bearing liabilities increased 101 basis points from 3.06% to 4.07%, while the average balance of interest-bearing liabilities increased $17.8 million or 5.0% to $375.6 million for the six months ended March 31, 2007 from $357.8 million for the six months ended March 31, 2006.

Interest expense on deposits increased $2.2 million or 53.2% to $6.4 million for the six months ended March 31, 2007 from $4.2 million for the six months ended March 31, 2006. This increase was due largely to growth in the average balance of interest-bearing deposits which grew $22.5 million to $327.1 million for the six months ended March 31, 2007 from $304.6 million for the six months ended March 31, 2006. The reported net growth in average interest-bearing deposits comprised $14.0 million and $17.5 million of growth in the average balance of interest-bearing checking accounts and certificates of deposit, respectively. Offsetting this growth was a net decline in the average balance of savings accounts totaling $9.0 million.

The growth in the average balance of interest-bearing deposits for the six months ended March 31, 2007 was primarily attributable to the Bank's newest branch in Verona, New Jersey whose deposit balances grew to $55.8 million at March 31, 2007 since opening in first quarter of fiscal 2007. At March 31, 2007, approximately $52.3 of Verona's deposits were held in interest bearing accounts while $3.4 million were held in noninterest-bearing accounts.

The growth in deposits at the Verona branch, coupled with higher promotional interest rates paid on those deposits, contributed significantly to the reported increase in deposit interest expense. However, a portion of this increase was also attributable to continued upward pressure on deposit interest rates in the other highly competitive markets serviced by the Bank.

In total, the average cost of interest-bearing deposits increased 117 basis points to 3.92% for the six months ended March 31, 2007 from 2.75% for the six months ended March 31, 2006. The components of this increase include a 199 basis point increase in the average cost of interest-bearing checking accounts, a 106 basis point increase in the average cost of certificates of deposit, and an 82 basis point increase in the average cost of savings accounts.

Interest expense on FHLB advances decreased $56,000 to $1.2 million for the six months ended March 31, 2007 from $1.3 million for the six months ended March 31, 2006. This decrease was due, in part, to a $4.7 million decrease in the average balance of advances to $48.5 million for the six months ended March 31, 2007 from $53.2 million for the six months ended March 31, 2006. The impact on interest expense from the lower average balances reported were offset, in part, by a 24 basis point increase in the average cost of advances to 5.09% for the six months ended March 31, 2007 from 4.85% for the six months ended March 31, 2006. The higher average cost for the current quarter was attributable, in part, to utilization of higher costing overnight advances during the first fiscal quarter of 2007 for which substantially no such advances were drawn during the same period in 2006. Additionally, the higher average cost also resulted from the repayment of term advances since the close of the earlier comparative period whose total weighted average cost was below that of the average outstanding advances during the six months ended March 31, 2007.

Net Interest Income. Net interest income decreased by $619,000 or 9.0%, to $6.2 million for the six months ended March 31, 2007 from $6.8 million for the six months ended March 31, 2006. The Company's net interest rate spread declined 39 basis points from 1.88% to 1.49% for the same comparative periods, while the net interest margin decreased 24 basis points from 2.74% to 2.50%.

NEXT PAGE

Provision for Loan Losses. Using the allowance methodology described under Critical Accounting Policies found later in this discussion, the provision for loan losses totaled $243,000 for the six months ended March 31, 2007, representing a decrease of $3,000 from the six months ended March 31, 2006. The provision expense for the six months ended March 31, 2007 reflected the reversal of an $86,000 loss reserve against a previously impaired loan participation. Management's review of the loan conducted as of December 31, 2006 concluded that, based upon the loan's consistent payment history and the improved financial performance of the underlying commercial property, the loan was no longer impaired resulting in the reversal of the prior impairment reserve. The loan's classification was also upgraded from doubtful to substandard. Excluding this adjustment, the Bank's provision expense totaled $329,000 for the six months ended March 31, 2007. This adjusted provision amount reflects the increase in loan loss provision generally attributable to the comparatively higher net growth in our commercial loan portfolio. Specifically, each period's comparative provision resulted largely from the incremental growth in the outstanding balance of the loans on which historical and environmental loss factors are applied. For the six months ended March 31, 2007, outstanding loan balances, excluding the allowance for loan loss and loans held for sale, increased $24.5 million to $425.3 million from $400.7 million at September 30, 2006. The growth was comprised of net increases in commercial loans totaling $30.5 million. Such loans include multi-family, nonresidential real estate, construction and business loans. The increase in loans receivable net also included net increases in home equity loans and home equity lines of credit totaling $1.6 million. Offsetting the growth in these categories was a $7.6 million decrease in the balance of 1-4 family first mortgages.

By comparison, for the six months ended March 31, 2006, total outstanding loan balances, excluding the allowance for loan loss and loans held for sale, grew by $31.2 million - an amount exceeding that of the current six month period. However, the growth was comprised of net increases in the outstanding balance of commercial loans, as defined above, of approximately $18.6 million - comparatively lower net growth on those loans on which the Bank applies relatively higher historical and environment loss factors. By contrast, loan growth in the earlier period included net increases in one-to-four family mortgages totaling $8.2 million coupled with increases in home equity loans and home equity lines of credit of $4.4 million - loan types for which the Bank applies comparatively lower historical and environmental loss factors.

In total, the allowance for loan losses as a percentage of gross loans outstanding was increased to 0.56% at March 31, 2007- an increase of 3 basis points from 0.53% reported for the prior year ended September 30, 2006. These ratios reflect allowance for loan loss balances of $2.4 million and $2.1 million, respectively. The overall increase in the ratio of allowance to gross loans reported reflects the changing composition of the portfolio with greater strategic emphasis on loans with higher risk factors. The level of the allowance is based on estimates and the ultimate losses may vary from those estimates.

Noninterest Income. Noninterest income increased $245,000 to $643,000 for the six months ended March 31, 2007 from $398,000 for the six months ended March 31, 2006. The net increase was attributable, in large part, to a comparative decrease in losses on sale of investment securities totaling $260,000. The losses reported in the prior period included a $271,000 loss on sale of an underperforming investment security. The Company also reported an increase of $55,000 in income from the cash surrender value of life insurance attributable to a combination of higher average balances and improved yields on those assets. Offsetting these increases in noninterest income were comparative reductions in deposit service fees and charges of $31,000 attributable to comparatively lower receipts of uncollected and insufficient funds charges on transaction accounts. Additionally, loan-related fees and charges decreased approximately $48,000 resulting from comparatively lower loan prepayment penalties of $73,000 offset by increases of $25,000 to loan servicing fees and other loan fees and charges.

Noninterest Expense. Noninterest expense increased $1.1 million to $5.9 million for the six months ended March 31, 2007 from $4.8 million for the six months ended March 31, 2006. Significant

NEXT PAGE

components of this growth in operating costs include comparative increases to salaries and employee benefits of $1.0 million, increased occupancy and equipment costs of $57,000, increases in data processing costs of $17,000, increases in advertising and marketing costs of $42,000 and increases to other noninterest expenses of $61,000. Offsetting these increases were decreases of $25,000 and $52,000 in legal costs and professional and consulting fees, respectively.

The $1.0 million increase in salaries and employee benefits for the comparative period quarters includes increases of $238,000 to employee salaries and payroll taxes. Such increases were primarily attributable to additions to retail deposit staff associated with the Company's branching strategy and, to a lesser extent, additions to the Company's commercial lending support staff. Other noteworthy increases to salaries and employee benefits resulted from the implementation of the Company's 2006 Equity Incentive Plan approved by shareholders in May, 2006. Costs relating to the Company's restricted stock and stock option plans increased by a total of $553,000 from the six months ended March 31, 2006 to the same period in fiscal 2007. Additionally, ESOP costs increased $46,000 due to an increase in share value while director compensation costs increased $58,000 due primarily to assumption changes utilized in retirement benefit expense accruals. Finally, the variance for the comparative six month periods reflects the reversal of $131,000 of profit sharing expense recorded in the earlier comparative period resulting from the discontinuation of that benefit plan.

The reported increases in occupancy and equipment, data processing, advertising and marketing, and other non interest expense were primarily attributable to the start up and ongoing operation of the Bank's newest branch in Verona, New Jersey.

The reported decrease in legal fees was primarily attributable to comparatively lower utilization of legal services during the current six month period. The earlier comparative period included expenses for legal services resulting from the completion of the Company's second step conversion for which similar expenses were not incurred during the current six month period. Legal expenses during the earlier comparative period included those relating to the modification of the Bank's employee benefit plans, including the Bank's 401k and ESOP, as well as the development of the 2006 Equity Incentive Plan.

Finally, comparative decreases in professional and consulting fees were primarily the result of lower internal and external audit costs associated with the Sarbanes Oxley Act of 2002 during the current period. The expense incurred for the six months ended March 31, 2006 included a portion of the first year costs associated with the development, implementation and audit of controls over financial statement reporting in accordance with Section 404 of the Act. The lower costs in the six months ended March 31, 2007 reflect the reduced financial burden of maintaining and updating those controls as required to ensure ongoing compliance with the Act.

Provision for Income Taxes. The provision for income taxes decreased $603,000 for the six months ended March 31, 2007 compared with the six months ended March 31, 2006. For those same comparative periods, the Company's effective tax rate was 32.9% and 38.3%, respectively. The net decrease in the effective tax rate was attributable, in part, to the comparatively higher interest income on investment securities held by the Bank's investment subsidiary, American Savings Investment Corporation. Additionally, the Company also recorded comparatively higher levels of tax exempt income during the current quarter from the cash surrender value of bank owned life insurance. Offsetting a portion of these tax benefits was the impact of comparatively higher non-deductible expenses associated with the ESOP attributable to increases in share value.

Collectively, the greater dollar amounts of these tax related considerations were largely responsible for the comparatively lower effective income tax rate reported. However, that lower rate was also influenced by the comparatively lower levels of pre tax net income reported by the Company for the six months ended March 31, 2007. The comparatively lower pretax net income reported for the current

NEXT PAGE

period results in the items discussed above having a proportionally greater net beneficial impact on the Company's reported effective tax rate.

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

In evaluating the level of the allowance for loan losses, management considers the Company's historical loss experience as well as various "environmental factors" including the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, industry condition information, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate and home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions. Large balance and/or more complex loans, such as multi-family, nonresidential real estate and construction loans, are evaluated individually for impairment. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change.

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

During fiscal 2007, changes to environmental factors used in the Bank's allowance for loan loss calculations generally reflected the Company's increased strategic focus on commercial lending. Such changes were made during the first fiscal quarter of 2007. Environmental factors applied to the outstanding balance of commercial loans reflected the changes to overall lending policies, procedures and practices associated with that strategic emphasis, the increased volume of commercial loans in relation to total loan originations, changes in credit concentration reflecting larger loan balances to borrowers and concerns about potential changes in regional real estate values. However, the impact of these increases were largely offset by reductions in environmental factors attributable to the experience, ability, and depth of lending management and staff both of which were enhanced through expanded staffing during the prior fiscal year. No significant changes to environmental factors used in the Bank's loss provision calculations had been made during fiscal 2006.

NEXT PAGE

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various loan products and in securities collateralized by loans. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities. At March 31, 2007, the total approved loan origination commitments outstanding amounted to $17.3 million. At the same date, unused lines of credit were $25.9 million and undisbursed construction loans in process were $22.4 million.

Certificates of deposit scheduled to mature in one year or less at March 31, 2007, totaled $149.6 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. Additionally, at March 31, 2007 the Bank has $6.1 million of borrowings from the Federal Home Loan Bank of New York ("FHLB") maturing in less than one year. Repayment of such advances increases the Bank's unused borrowing capacity from the FHLB which totaled $91.9 million at March 31, 2007. In calculating our borrowing capacity, the Bank utilizes the FHLB's guideline, which generally limits advances secured by residential mortgage collateral to 25% of the Bank's total assets.

NEXT PAGE

The following tables disclose our contractual obligations and commercial commitments as of March 31, 2007. Scheduled principal payments on amortizing borrowings are reported as maturities.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Time Deposits	$ 175,998	$149,595	$ 14,101	$ 3,068	$ 9,234
FHLB advances(1)	42,644	6,064	21,580	12,000	3,000

Total	$ 218,642	$155,659	$ 35,681	$ 15,068	$ 12,234
_______________________________________
(1)	At March 31, 2007, the total collateralized borrowing limit was $134.5 million, of which we had $42.6 million outstanding.

	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In thousands)
Lines of credit(1)	$ 25,918	$ 3,373	$ 309	$ 680	$ 21,556
Land lease - Bloomfield	2,407	69	277	277	1,784
Building lease - Nutley	1,546	84	184	184	1,094
Construction loans in process(1)	22,366	14,389	7,977	-	-
Other commitments to extend credit(1)	17,291	17,291	-	-	-

Total	$ 69,528	$ 35,206	$ 8,747	$ 1,141	$ 24,434
_______________________________________
(1)	Represents amounts committed to customers.

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

The Bank has also entered into a building lease agreement through which it is committed to pay $1,546,317 over a 15 year term. This commitment relates to the Bank's forthcoming branch location in Nutley, New Jersey which is expected to open in May, 2007.

Finally, the Bank issued a standby letter of credit on behalf of a Bank customer in the amount of $250,000 during the quarter ended March 31, 2007. The standby letter of credit, which represents a contingent liability to the Bank, expires in August, 2007.

NEXT PAGE

Regulatory Capital

Consistent with its goals to operate a sound and profitable financial organization, American Bank of New Jersey actively seeks to maintain its classification as a "well capitalized" institution in accordance with regulatory standards. The Bank's total equity was $83.6 million at March 31, 2007, or 15.54% of total assets on that date. As of March 31, 2007, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank's regulatory capital ratios at March 31, 2007 were as follows: Core capital, 15.62%; Tier I risk-based capital, 25.01%; and total Risk-based capital, 25.72%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

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

Tables presenting the composition and allocation of the Company's interest-earning assets and interest-costing liabilities from an interest rate risk perspective are set forth in the preceding section of this report titled "Comparison of Financial Condition at March 31, 2007 and September 30, 2006." These tables present the Company's investment securities, loans, deposits, and borrowings by categories that reflect the interest rate risk characteristics of the underlying assets or liabilities. Shown as a percentage of total assets, the comparative data presents changes in the interest rate risk characteristics of the Company's balance sheet.

Our net interest margin may be adversely affected throughout several possible interest rate environments. Foremost, the continued inversion of the yield curve, by which shorter term market interest rates exceed those of longer term rates, could trigger further increases in the Bank's cost of interest-bearing liabilities that continue to outpace its yield on earning assets causing further net interest spread compression. As noted in the Executive Summary discussion earlier, such compression occurred during the six months ended March 31, 2007 when our net interest spread shrank 31 basis points to 1.49% from 1.80% for the fiscal year ended September 30, 2006. During that time, the continued growth in the Company's commercial lending activities contributed significantly to improved yields on earning assets, which increased 44 basis points from 5.12% to 5.56%. However, these improved yields were more than offset by increases in the cost of interest-bearing liabilities which grew by 75 basis points from 3.32% to 4.07%. Contributing to this increase in the cost of interest-bearing liabilities was the impact of higher

NEXT PAGE

promotional interest rates paid on new deposit accounts at the Bank's Verona branch. However, a significant portion of this increase was attributable to continued upward pressure on deposit interest rates which generally reflect movements in shorter term market interest rates.

Depending upon the movement of market interest rates, our earnings may continue to be impacted by an "earnings squeeze" in the future. For example, we are vulnerable to an increase in interest rates because the majority of our loan portfolio consists of longer-term, fixed rate loans and adjustable rate mortgages, most of which are fixed rate for an initial period of time. At March 31, 2007, excluding allowance for loan losses and net deferred origination costs and including loans held for sale, loans totaled $424.6 million comprising 76.60% of total assets. Of those loans, fixed rate mortgages totaled $177.6 million or 32.0% of total assets while ARMs totaled $194.7 million or 35.1% of total assets. In a rising rate environment, our cost of funds may increase more rapidly than the interest earned on our loan portfolio and investment securities portfolio because our primary source of funds is deposits with substantially greater repricing sensitivity than that of our loans and investment securities. Having interest-bearing liabilities that reprice more frequently than interest-earning assets is detrimental during periods of rising interest rates and could cause our net interest rate spread to shrink because the increase in the rates we would earn on our securities and loan portfolios would be less than the increase in the rates we would pay on deposits and borrowings.

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

NEXT PAGE

Quantitative Aspects of Market Risk. The following table presents American Bank of New Jersey's net portfolio value as of December 31, 2006 - the latest date for which information is available. The net portfolio value was calculated by the Office of Thrift Supervision, based on information provided by the Bank.

Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets			Board Established Limits
Changes in Rates	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change	Net Portfolio Value Ratio	Basis Point Change
(Dollars in thousands)
+300bp	65,532	-26,801	-29%	13.68%	-430bp	5.00%	-450bp
+200bp	75,022	-17,310	-19%	15.29%	-269bp	6.00%	-300bp
+100bp	84,107	-8,226	-9%	16.74%	-124bp	7.00%	-150bp
0bp	92,333			17.98%		8.00%
-100bp	97,952	5,619	+6%	18.75%	+77bp	7.00%	-150bp
-200bp	99,900	7,567	+8%	18.92%	+94bp	6.00%	-300bp

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

NEXT PAGE

The qualitative and quantitative interest rate analysis presented above indicate that various foreseeable movements in market interest rates may have an adverse effect our net interest margin and earnings. The growth and diversification strategies outlined in the Company's current business plan are designed not only to enhance to earnings, but also to better support the resiliency of those earnings throughout various movements in interest rates. Toward that end, implementation of the Company's business plan over time is expected to result in a better matching of the repricing characteristics of its interest earnings assets and interest bearing liabilities. Specific business plan strategies to achieve this objective include:

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

With regard to this last strategy, the Bank currently expects to continue the sale of longer-term, fixed rate loan originations into the secondary market while evaluating greater use of the secondary markets for selling other conforming and non-conforming 1-4 family mortgage loan originations. For the six months ended March 31, 2007, we sold a total of $2.5 million of loans to the Federal National Mortgage Association and Countrywide Home Loans, Inc.which resulted in gains on sales of mortgage loans held for sale of $12,000. Because we offer borrowers the option to lock in their interest rate prior to closing their mortgage loans, we may be exposed to market risk on the loans we sell into the secondary market. Once a loan's rate is locked, the price at which we can sell the loan will vary with movements in market interest rates. To manage that risk, we may take forward commitments to sell loans at a fixed price. At March 31, 2007, the Bank had nine outstanding contracts to sell $3.3 million of long term, fixed rate mortgage loans into the secondary market. Loans sold under contracts drawn in the future may generate additional gains or losses on sale of mortgage loans in subsequent periods.

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

NEXT PAGE

ITEM 4.   CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 ("the Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of the end of the period covered by this quarterly report are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls: In the quarter ended March 31, 2007, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

NEXT PAGE

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

At March 31, 2007, the Company and its subsidiaries were not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 1A.  RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended September 30, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our share repurchase activity during the three months ended March 31, 2007 and additional information regarding our share repurchase program.

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under Plans or Programs
Repurchases for the Month January 1 - January 31, 2007 February 1 - February 28, 2007 March 1 - March 31, 2007 Total repurchases	6,097 145,000 203,225 354,322	$11.77 $11.89 $11.74 $11.80	6,097 145,000 203,225 354,322	348,225 203,225 0(1)(2)

________________________________________

(1) As of March 31, 2007, the Company had completed its repurchase of the 1,416,322 shares under the Company's 10% repurchase plan announced in October, 2006.
(2) On April 30, 2007, the Company announced a subsequent share repurchase plan by which 5% or 637,657 of the Company's outstanding shares would be repurchased.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

NEXT PAGE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Company's Annual Stockholder's Meeting (the Meeting) held on February 27, 2007 all the nominees for director proposed by the Company were elected. The votes cast for each nominee were as follows:

	For	Withheld
Robert A. Gaccione	11,239,916	778,329
James H. Ward, III	11,624,099	394,146

Directors whose terms of office as a director continued after the meeting are: Joseph Kliminski, Fred G. Kowal, H. Joseph North, Stanley Obal, W. George Parker, and Vincent Rospond.

At the Meeting, the shareholders also ratified the appointment of Crowe Chizek and Company LLC as independent auditors for the fiscal year ending September 30, 2007. The votes cast for and against and the number of abstentions were as follows:

For	Against	Abstain
11,959,712	38,343	20,190

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

American Bancorp of New Jersey, Inc. (Registrant)

Date: May 9, 2007	/s/ Joseph Kliminski Joseph Kliminski Chief Executive Officer

Date: May 9, 2007	/s/ Eric B. Heyer Eric B. Heyer Senior Vice President and Chief Financial Officer