Form 10-Q
period 2007-06-30
AMERICAN BANCORP OF NEW JERSEY INC
filed 2007-08-09
CIK 1330039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 6, 2007, there were 12,373,866 outstanding shares of the Registrant's Common Stock.

Next Page

AMERICAN BANCORP OF NEW JERSEY, INC.

Next Page

ITEM 1. FINANCIAL STATEMENTS

American Bancorp of New Jersey, Inc.
Statements of Financial Condition
(in thousands, except share data)
(unaudited)

	June 30, 2007	September 30, 2006
ASSETS
Cash and cash equivalents
Cash and due from banks	$ 6,101	$ 6,671
Interest-bearing deposits	27,829	494
Federal funds sold	11,000	-
Total cash and cash equivalents	44,930	7,165

Securities available-for-sale	52,793	74,523
Securities held-to-maturity (fair value: June 30, 2007-$7,076 September 30, 2006 - $10,423)	7,215	10,547
Loans held for sale	503	-
Loans receivable, net of allowance for loan losses (June 30, 2007 -$2,443, September 30, 2006 -$2,123)	425,563	398,624
Premises and equipment	10,341	6,523
Federal Home Loan Bank stock, at cost	2,644	3,356
Cash surrender value of life insurance	13,084	8,747
Accrued interest receivable	2,162	1,979
Other assets	2,971	2,855
Total assets	$ 562,206	$ 514,319

LIABILITIES AND EQUITY
Deposits
Non-interest-bearing	$ 29,748	$ 23,545
Interest-bearing	380,168	303,602
Total deposits	409,916	327,147

Advance payments by borrowers for taxes and insurance	2,865	2,466
Federal Home Loan Bank advances	39,628	56,075
Accrued expenses and other liabilities	3,827	3,770
Total liabilities	$ 456,236	$ 389,458

Commitments and contingent liabilities

Equity
Preferred stock, $.10 par value, 10,000,000 shares authorized at June 30, 2007 and September 30, 2006;	-	-

Common stock, $.10 par value, 20,000,000 shares authorized, 14,527,953 and 14,527,953 shares issued at June 30, 2007 and September 30, 2006; 12,468,866 and 14,163,220 outstanding at June 30, 2007 and September 30, 2006;	1,453	1,453

Additional paid in capital	113,157	111,780
Unearned ESOP shares	(8,212)	(8,549)
Retained earnings	24,775	25,438
Treasury Stock; 2,059,087 and 364,733 shares at June 30, 2007 and September 30, 2006	(24,651)	(4,380)
Accumulated other comprehensive loss	(552)	(881)
Total equity	105,970	124,861
Total liabilities and equity	$ 562,206	$ 514,319

See accompanying notes to unaudited consolidated financial statements

Next Page

American Bancorp of New Jersey, Inc.
Statements of Income
(in thousands, except share data)
(unaudited)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Interest and dividend income
Loan, including fees	$ 18,206	$ 14,754	$ 6,299	$ 5,216
Securities	2,306	2,970	699	1,061
Federal funds sold and other	863	1,027	510	155
Total interest income	21,375	18,751	7,508	6,432

Interest expense
NOW and money market	2,140	592	1,072	192
Savings	2,054	1,692	657	637
Certificates of deposit	6,124	4,272	2,182	1,545
Federal Home Loan Bank advances	1,767	1,951	533	659
Total interest expense	12,085	8,507	4,444	3,033

Net interest income	9,290	10,244	3,064	3,399

Provision for loan losses	320	355	77	109

Net interest income after provision for loan losses	8,970	9,889	2,987	3,290

Noninterest income
Deposit service fees and charges	518	533	183	167
Income from cash surrender value of life insurance	337	234	127	79
Gain on sale of loans	42	12	30	4
Loss on sales of securities available-for-sale	(11)	(271)	-	-
Other	165	196	68	56
Total noninterest income	1,051	704	408	306

Noninterest expense
Salaries and employee benefits	6,345	4,912	2,254	1,825
Occupancy and equipment	744	683	282	279
Data processing	549	504	191	163
Advertising and marketing	244	222	78	97
Professional and consulting	299	383	95	128
Legal	110	233	27	125
Other	826	731	277	242
Total noninterest expense	9,117	7,668	3,204	2,859

Income before provision for income taxes	904	2,925	191	737

Provision for income taxes	276	1,111	41	273

Net income	$ 628	$ 1,814	$ 150	$ 464

Comprehensive income (loss)	$ 957	$ 1,364	$ 151	$ 280

Earnings per share:
Basic	$ 0.05	$ 0.14	$ 0.01	$ 0.04
Diluted	$ 0.05	$ 0.14	$ 0.01	$ 0.04

See accompanying notes to unaudited consolidated financial statements

Next Page

American Bancorp of New Jersey, Inc.
Statements of Stockholders' Equity
Nine months ended June 30, 2006
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Unearned RSP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Amount Reclassified On ESOP Shares	Total Equity	Compre- hensive Income (Loss)
Balance at September 30, 2005	$ 555	$ 17,242	$ (1,064)	$ (1,212)	$ 25,417	$ (959)	$ (473)	$ 39,506
Transfer of Unearned RSP to APIC due to adoption of FAS 123R	-	(1,212)	-	1,212	-	-	-	-
Issuance and exchange of common stock, net of issuance costs	862	96,661	(7,935)	-	-	-	-	89,588
MHC capital infusion from merger	-	99	-	-	-	-	-	99
RSP stock grants	36	(36)	-	-	-	-	-	-
RSP share purchases	-	(2,254)	-	-	-	-	-	(2,254)
RSP shares earned		393						393
Stock options earned	-	246	-	-	-	-	-	246
ESOP shares earned	-	84	337	-	-	-	-	421
Cash dividends paid - $0.12 per share	-	-	-	-	(1,586)	-	-	(1,586)
Reclassification due to elimination of repurchase obligation	-	-	-	-	-	-	473	473
Comprehensive income
Net income	-	-	-	-	1,814	-	-	1,814
Change in unrealized loss on securities available-for-sale, net of taxes	-	-	-	-	-	(450)	-	(450)
Total comprehensive income									$ 1,364
Balance at June 30, 2006	$ 1,453	$ 111,223	$ (8,662)	$ -	$ 25,645	$ (1,409)	$ -	$ 128,250

See accompanying notes to unaudited consolidated financial statements

Next Page

American Bancorp of New Jersey, Inc.
Statements of Stockholders' Equity
Nine months ended June 30, 2007
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity	Compre- hensive Income (Loss)
Balance at September 30, 2006	$ 1,453	$ 111,780	$ (8,549)	$ 25,438	$ (881)	$ (4,380)	$ 124,861
RSP stock grants	-	(76)	-	-	-	76	-
RSP shares earned	-	904	-	-	-	-	904
Treasury share purchases	-	-	-	-	-	(20,347)	(20,347)
Stock options earned		422	-	-	-	-	422
ESOP shares earned	-	127	337	-	-	-	464
Cash dividends paid - $0.12 per share	-	-	-	(1,421)	-	-	(1,421)
Cumulative effect of adoption of SAB 108	-	-	-	130	-	-	130
Comprehensive income
Net income	-	-	-	628	-	-	628
Change in unrealized loss on securities available-for-sale, net of taxes	-	-	-	-	329	-	329
Total comprehensive income								$ 957
Balance at June 30, 2007	$ 1,453	$ 113,157	$ (8,212)	$ 24,775	$ (552)	$ (24,651)	$ 105,970

Next Page

American Bancorp of New Jersey, Inc.
Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net Income	628	1,814
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	261	253
Net amortization of premiums and discounts	(10)	(65)
Losses on sales of securities available-for-sale	11	271
ESOP compensation expense	464	421
RSP compensation expense	904	393
SOP compensation expense	422	246
Provision for loan losses	320	355
Increase in cash surrender value of life insurance	(337)	(234)
Gain on sale of loans	(42)	(12)
Proceeds from sales of loans	8,421	3,961
Origination of loans held for sale	(8,882)	(4,192)
Decrease (increase) in accrued interest receivable	(183)	(414)
Decrease (increase) in other assets	(41)	265
Change in deferred income taxes	(269)	(329)
Increase (decrease) in other liabilities	187	88
Net cash provided by operating activities	1,854	2,821

Cash flows from investing activities
Net increase in loans receivable	(27,259)	(43,579)
Purchases of securities held-to-maturity	-	(4,935)
Maturities of securities held-to-maturity	2,000	-
Principal paydowns on securities held-to-maturity	1,319	1,535
Purchases of securities available-for-sale	(4,990)	(52,606)
Sales of securities available-for-sale	3,227	9,750
Maturities of securities available-for-sale	11,000	5,000
Principal paydowns on securities available-for-sale	13,028	14,754
Purchase of Federal Home Loan Bank stock	(1,999)	(1,383)
Redemption of Federal Home Loan Bank stock	2,711	1,523
Purchase of bank-owned life insurance	(4,000)	(920)
Purchase of premises and equipment	(4,079)	(2,123)
Net cash used in investing activities	(9,042)	(72,984)

Cash flows from financing activities
Net increase in deposits	82,769	(14,208)
Stock subscriptions held for parent received (refunded or applied)	-	(115,201)
Net change in advance payments by borrowers for taxes and insurance	399	249
Repayment of Federal Home Loan Bank of New York advances	(6,047)	(6,044)
Net change in Federal Home Loan Bank of New York overnight lines of credit	(10,400)	-
Cash dividends paid	(1,421)	(1,586)
MHC Capital infusion	-	99
RSP and treasury share purchases	(20,347)	(2,254)
Net proceeds from stock issuance	-	89,588
Net cash provided by (used in) financing activities	44,953	(49,357)
Net change in cash and cash equivalents	37,765	(119,520)
Cash and cash equivalents at beginning of year	7,165	125,773
Cash and cash equivalents at end of year	$ 44,930	$ 6,253

(Continued)

Next Page

American Bancorp of New Jersey, Inc.
Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2007	2006
Supplemental cash flow information:
Cash paid during the period for
Interest	$ 12,232	$ 8,516
Income taxes, net of refunds	867	1,494

Supplemental disclosures of non-cash financing transaction:
Transfer of stock subscriptions received and deposits to capital	-	89,588
Cumulative effect of adoption of SAB 108	130	-

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

             The accompanying unaudited consolidated financial statements include the accounts of American Bancorp of New Jersey, Inc. and its wholly owned subsidiaries, American Bank of New Jersey and ASB Investment Corp. (the "Investment Corp.") as of June 30, 2007 and September 30, 2006 and for the three and nine months ended June 30, 2007 and June 30, 2006. Significant intercompany accounts and transactions have been eliminated in consolidation. References in this Quarterly Report on Form 10-Q to the Company generally refer to the Company and the Bank, unless the context indicates otherwise. References to "we," "us," or "our" refer to the Bank or Company, or both, as the context indicates.

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

             The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K. The June 30, 2007 balance sheet presented herein has been derived from the audited financial statements included in the consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

             The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year or any other period.

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

Next Page

             The factors used in the earnings per share computation follow.

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic
Net income	$ 628	$ 1,814	$ 150	$ 464

Weighted average common shares outstanding	11,729,694	13,090,242	11,273,471	13,015,774

Basic earnings per common share	$ 0.05	$ 0.14	$ 0.01	$ 0.04

Diluted
Net income	$ 628	$ 1,814	$ 150	$ 464

Weighted average common shares outstanding for basic earnings per common share	11,729,694	13,090,242	11,273,471	13,015,774

Add: Dilutive effects of assumed exercises of stock options	159,117	96,721	145,462	131,797

Add: Dilutive effects of full vesting of stock awards	31,809	33,742	25,128	35,595
Average shares and dilutive potential common shares	11,920,620	13,220,705	11,444,061	13,183,166

Diluted earnings per common share	$ 0.05	$ 0.14	$ 0.01	$ 0.04

Note 3 - Other Stock-Based Compensation

             At June 30, 2007, all shares and options available under the 2005 Restricted Stock Plan, 2005 Stock Option Plan and the 2006 Equity Incentive Plan had been awarded to participants.

Next Page

             A summary of the activity in the Company's stock option plans for the nine months ended June 30, 2007 and 2006 is as follows.

	For the nine months ended
	June 30, 2007		June 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,397,854	$ 9.23	694,315	$ 6.81
Granted	19,094	11.87	722,633	11.49
Exercised	-	-	-	-
Forfeited or expired	-	-	(19,094)	$ 6.80
Outstanding at end of period	1,416,948	$ 9.26	1,397,854	$ 9.23

Options exercisable at period end	414,594	$ 8.44	135,036	$ 6.81
Weighted average remaining contractual life		8.0 years		8.6 years

             A summary of the status of the Company's nonvested restricted stock plan shares as of June 30, 2007 and 2006 and changes during the nine months ended June 30, 2007 and 2006 are as follows.

	For the nine months ended
	June 30, 2007		June 30, 2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	520,126	$ 10.04	208,295	$ 6.81
Granted	6,249	11.87	358,484	11.49
Vested	(112,094)	9.80	(40,404)	6.81
Forfeited or expired	-	-	(6,249)	6.80
Outstanding at end of period	414,281	$ 10.13	520,126	$ 10.04

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

             On September 13, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. Management implemented the guidance issued under SAB 108 during the Company's first fiscal quarter ended December 31, 2006 which resulted in an increase to retained earnings of $130,000 offset by a decrease in deferred income taxes in the same amount. This amount represented the entire balance of an excess income tax liability originally recorded to the Bank's balance sheet prior to its conversion to a public company in 2003 (see Statement of Stockholder's Equity for the nine months ended June 30, 2007 above).

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

  Toward that end, we opened our newest full service branches in Verona and Nutley, New Jersey during the current fiscal year. Our contiguous growth is expected to continue in fiscal 2007 with the opening of our next full service branch in Clifton, New Jersey - a community that is adjacent to that of our headquarters in Bloomfield, New Jersey. We expect to open our Clifton, New Jersey branch during our fourth fiscal quarter ended September 30, 2007.

  Grow and diversify the loan mix by increasing commercial loan origination volume while increasing the balance of such loans as a percentage of total assets.

  In support of our loan growth and diversification objectives, we have expanded our commercial lending staff which has, in turn, resulted in significant growth in the associated loans. For the nine months ended June 30, 2007, our commercial loans, including multi-family, nonresidential real estate, construction and business loans, grew $36.8 million, or 38.3%, from $96.2 million to $133.0 million. This increase has resulted in commercial loans growing from 24.1% to 31.1% of loans receivable, net over that same nine month period.

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

  In support of this objective, we recently completed a significant overhaul of our Internet website which serves as a portal through which our customers access a growing menu of online services. While enhancing our online services for retail customers, we are concurrently addressing the growth in business demand for such services. Toward that end, we have expanded our business online banking product and service offering to now include remote check deposit, online cash management and online bill payment services for business.

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

  Toward that end, during the quarter ended March 31, 2007, the Company completed its repurchase of ten percent of its outstanding shares in accordance with its share repurchase plan announced in October 2006. A second share repurchase plan by which an additional five percent of its shares would be repurchased by the Company was announced on April 30, 2007. Of the 637,657 shares to be repurchased in accordance with this plan, approximately 284,000 shares or 45% were repurchased through the quarter ended June 30, 2007.

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

             During the first nine months of fiscal 2007, the Company's net interest spread declined 34 basis points to 1.46% in comparison to 1.80% for all of fiscal 2006, as increases in the yield on earning assets lagged the continued increases in the Company's cost of interest-bearing liabilities. This decline was primarily attributable to increases in the cost of retail deposits which outpaced the improved yields on loans. Contributing to this increase in the cost of deposits was the impact of higher promotional interest rates paid on new deposit accounts at the Bank's Verona and Nutley branches which each opened during the current fiscal year - Verona in the quarter ended December 31, 2006 and Nutley in the quarter ended June 30, 2007. However, a significant portion of that increase continued to be attributable to upward pressure on overall deposit interest rates in the highly competitive markets serviced by the Bank whose effects were exacerbated by the inverted yield curve.

             The factors resulting in the compression of the Company's net interest spread also impacted the Company's net interest margin. However, the effects of that compression were somewhat diminished by the continued favorable impact on net interest income resulting from the additional earning assets funded by the significant level of capital held by the Company. As a result, the Company's net interest margin decreased by 29 basis points from 2.73% for fiscal 2006 to 2.44% for the first nine months of fiscal 2007.

             Our results of operations are also affected by our provision for loan losses. Provisions for specific nonperforming assets and historical losses based on net charge-offs continue to be nominal due to a history of low charge-offs and the relative stability of nonperforming asset balances. Non-performing loans as a percentage of total assets decreased from 0.41% at September 30, 2006 to 0.22% at June 30, 2007. For the nine months ended June 30, 2007, the Company recorded net loan loss provision expense of $320,000. Net loan loss provision as a percentage of average assets decreased by one basis point to 0.08% for the first nine months of fiscal 2007 from 0.09% for fiscal 2006. The expense for the nine month period ended June 30, 2007 reflected the reversal of an $86,000 loss reserve against a previously impaired loan participation. Management's review conducted as of December 31, 2006 concluded that, based upon the loan's consistent payment history and the improved financial performance of the underlying commercial property, the loan was no longer impaired resulting in the reversal of the prior impairment reserve. The loan's classification was also upgraded from doubtful to substandard. Excluding this adjustment, the Bank's provision expense totaled $406,000 for the nine months ended June 30, 2007. This adjusted amount reflects those loan loss provisions that continue to be made primarily in connection with the overall growth in portfolio loans.

             Our results of operations also depend on our noninterest income and noninterest expense. Noninterest income includes deposit service fees and charges, income on the cash surrender value of life insurance, gains on sales of loans and securities, gains on sales of other real estate owned and loan related fees and charges. Excluding gains and losses on sale of assets, annualized noninterest income as a percentage of average assets totaled 0.25% for the nine months ended June 30, 2007 which is consistent with that reported for all of fiscal 2006.

Next Page

             Gains and losses on sale of assets, excluded in the comparison above, typically result from the Company selling long term, fixed rate mortgage loan originations into the secondary market for interest rate risk management purposes. Demand for such loans typically fluctuates with market interest rates. As interest rates rise, market demand for long term, fixed rate mortgage loans diminishes in favor of hybrid ARMs which the Company has historically retained in its portfolio rather than selling into the secondary market. Consequently, the gains and losses on sale of loans reported by the Company will fluctuate with market conditions. Additionally, such gains and losses may also reflect the impact of infrequent investment security sales for asset/liability management purposes. This was the case in fiscal 2006 when the Company realized a $271,000 loss on sale of an underperforming investment security. For the first nine months of fiscal 2007, the gains and losses on asset sales resulted in net gains totaling approximately $31,000 or approximately 0.01% of average assets for the period.

             Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, data processing and other general and administrative expenses. Generally, operating costs have increased from those reported for fiscal 2006. A significant portion of this increase is attributable to additional personnel costs associated with executing the Company's business plan which calls for further branching and increased strategic focus on commercial lending. Benefit costs, in particular, have also increased as we granted shares and options under the equity incentive plan approved by shareholders during fiscal 2006. In the aggregate, annualized noninterest expense as a percentage of average assets totaled 2.27% for the nine months ended June 30, 2007 - an increase of 19 basis points from 2.08% for all of fiscal 2006.

             Management expects occupancy and equipment expense to increase in future periods as we continue to implement our de novo branching strategy to expand our branch office network. Our current business plan targets the opening of up to five de novo branches over a three to five year timeframe. Toward that end, we opened our newest deposit branches in Verona and Nutley, New Jersey in the quarters ended December 31, 2006 and June 30, 2007, respectively, with branch growth expected to continue with the opening of a full service deposit branch in Clifton, New Jersey during the fourth fiscal quarter ending September 30, 2007. Costs for land purchases or leases and branch construction costs for these and other future branches will impact earnings going forward. The expenses associated with opening new offices, in addition to the personnel and operating costs that we will have once these offices are open, are expected to significantly increase noninterest expenses.

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

             In total, our annualized return on average assets decreased 26 basis points to 0.16% for the nine months ended June 30, 2007 from 0.42% for all of fiscal 2006, while annualized return on average equity decreased 93 basis points to 0.75% from 1.68% for the same comparative periods.

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

Comparison of Financial Condition at June 30, 2007 and September 30, 2006

             Our total assets increased by $47.9 million, or 9.3%, to $562.2 million at June 30, 2007 from $514.3 million at September 30, 2006. The increase reflected net growth in cash and cash equivalents, loans receivable, net, premises and equipment and the cash surrender value of life insurance partially offset by decreases in securities available for sale and securities held to maturity.

             Cash and cash equivalents increased by $37.7 million, or 527.1%, to $44.9 million at June 30, 2007 from $7.2 million at September 30, 2006. The increase in cash and cash equivalents was largely attributable to the accumulation of short term, interest earning investments which resulted from the net cash inflows associated with deposit growth over that same period. Such funds are expected to remain invested in cash and cash equivalents or short term investment securities until reinvested into loans.

             Securities classified as available-for-sale decreased $21.7 million, or 29.2%, to $52.8 million at June 30, 2007 from $74.5 million at September 30, 2006. Additionally, securities held to maturity decreased approximately $3.3 million, or 31.6% to $7.2 million at June 30, 2007 from $10.5 million at September 30, 2006. The net decline in investment balances reflects the Company's continued strategy of utilizing most cash flows from the investment securities portfolio to fund a portion of its growth in commercial real estate and business loans and repay maturing borrowings.

Next Page

             The following table compares the composition of the Company's investment securities portfolio by security type as a percentage of total assets at June 30, 2007 and September 30, 2006. Amounts reported exclude unrealized gains and losses on the available for sale portfolio.

	June 30, 2007		September 30, 2006
Type of Securities	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Fixed rate MBS	$ 12,200	2.17%	$ 14,406	2.80%
ARM MBS	15,651	2.78	23,773	4.62
Fixed rate CMO	25,912	4.61	32,930	6.40
Floating rate CMO	2,120	0.38	2,369	0.46
Fixed rate agency debentures	4,998	0.89	12,989	2.53
Total	$ 60,881	10.83%	$ 86,467	16.81%

             Assuming no change in interest rates, the estimated average life of the investment securities portfolio was 2.06 years and 2.37 years, respectively, at June 30, 2007 and September 30, 2006. Assuming a hypothetical immediate and permanent increase in interest rates of 300 basis points, the estimated average life of the portfolio would have extended to 2.59 years and 2.83 years at June 30, 2007 and September 30, 2006, respectively.

             Loans receivable, net increased by $27.0 million, or 6.8%, to $425.6 million at June 30, 2007 from $398.6 million at September 30, 2006. The growth was comprised of net increases in commercial loans totaling $36.8 million or 38.2%. Such loans include multi-family, nonresidential real estate, construction and business loans. The increase in loans receivable, net also included net increases in home equity loans and home equity lines of credit totaling $2.8 million. Offsetting the growth in these categories was a $12.2 million decrease in the balance of 1-4 family first mortgages and net increases to the allowance for loan losses totaling $320,000.

             The following two tables compare the composition of the Company's loan portfolio by loan type as a percentage of total assets at June 30, 2007 with that of September 30, 2006. Amounts reported exclude allowance for loan losses and net deferred origination costs.

Next Page

             The table below generally defines loan type by loan maturity and/or repricing characteristics:

	June 30, 2007		September 30, 2006
Type of Loans	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Construction	$ 29,106	5.18%	$ 16,238	3.16%
1/1 and 3/3 ARMs	7,858	1.40	5,835	1.13
3/1 and 5/1 ARMs	138,120	24.56	140,124	27.24
5/5 and 10/10 ARMs	44,521	7.92	43,770	8.51
7/1 and 10/1 ARMs	2,852	0.51	2,061	0.40
15 year fixed or less	126,865	22.57	111,725	21.72
Greater than 15 year fixed	50,649	9.01	53,984	10.50
Prime-indexed HELOC	20,134	3.58	19,122	3.72
Consumer	641	0.11	720	0.14
Business	6,710	1.19	6,068	1.18

Total	$ 427,456	76.03%	$ 399,647	77.70%

             At June 30, 2007 and September 30, 2006, respectively, the balance of one-to-four family mortgage loans included $23.8 million and $20.0 million of thirty year adjustable rate loans with initial fixed interest rate periods of three to five years during which time monthly loan payments comprise interest only. After the initial period, the monthly payments on such loans are adjusted to reflect the collection of both interest and principal over the loan's remaining term to maturity.

             The table below generally defines loan type by collateral or purpose:

	June 30, 2007		September 30, 2006
Type of Loans	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Construction	$ 29,106	5.18%	$ 16,238	3.16%
1-4 family mortgage	273,564	48.66	283,469	55.11
Multifamily (5+) mortgage	31,091	5.53	35,088	6.82
Nonresidential mortgage	61,989	11.03	38,408	7.47
Land	4,220	0.75	534	0.10
1-4 family HELOC	20,134	3.58	19,122	3.72
Consumer	641	0.11	720	0.14
Business	6,710	1.19	6,068	1.18

Total	$427,456	76.03%	$399,647	77.70%

             Total deposits increased by $82.8 million, or 25.3%, to $409.9 million at June 30, 2007 from $327.1 million at September 30, 2006. This increase was primarily attributable to the opening of the Bank's newest full service branches located in Verona and Nutley, New Jersey which opened in the quarters ended December 31, 2006 and June 30, 2007, respectively. In total, noninterest bearing checking accounts increased approximately $6.2 million or 26.3% while interest bearing checking accounts, including a promotional, high yield money market account offered in conjunction with the Bank's newest branches, grew $70.0 million or 222.8%. For that same period, time deposits grew $16.3 million or 9.8% while savings deposit balances declined $9.7 million or 9.1%. The decline in savings account balances was due largely to the disintermediation of such balances into higher yielding accounts.

Next Page

             At June 30, 2007, the Bank held approximately $3.3 million of municipal deposits, representing a reduction of approximately $13.6 million from $16.9 million at September 30, 2006. The outflow of municipal deposits included the closing of one municipal account relationship whose balances at September 30, 2006 totaled approximately $11.8 million.

             The following table compares the composition of the Company's deposit portfolio by category as a percentage of total assets at June 30, 2007 with that of September 30, 2006.

	June 30, 2007		September 30, 2006
Deposit category	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Money market checking	$ 82,335	14.64%	$ 20,474	3.98%
Noninterest bearing checking	29,748	5.29	23,545	4.58
Interest bearing checking	19,130	3.40	10,955	2.13
Money market savings	10,996	1.96	13,396	2.60
Other savings	86,271	15.35	93,612	18.20
Certificates of deposit	181,436	32.27	165,165	32.12
Total	$ 409,916	72.91%	$ 327,147	63.61%

             The following table compares the composition of the Company's deposit portfolio by branch as a percentage of total assets at June 30, 2007 with that of September 30, 2006.

	June 30, 2007		September 30, 2006
Deposit category	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Bloomfield	$ 232,485	41.36%	$ 227,369	44.21%
Cedar Grove	108,295	19.26	99,778	19.40
Verona	61,975	11.02	-	-
Nutley	7,161	1.27	-	-
Total	$ 409,916	72.91%	$ 327,147	63.61%

             FHLB advances decreased $16.5 million, or 29.3%, to $39.6 million at June 30, 2007 from $56.1 million at September 30, 2006. The reduction was primarily attributable to the repayment of FHLB advances totaling $6.0 million and the repayment of overnight borrowings totaling $10.4 million.

Next Page

             The following table compares the composition of the Company's borrowing portfolio by remaining term to maturity as a percentage of total assets at June 30, 2007 with that of September 30, 2006. Scheduled principal payments on amortizing borrowings are reported as maturities.

	June 30, 2007		September 30, 2006
Remaining Term	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Overnight	$ -	-%	$ 10,400	2.02%
One year or less	8,065	1.43	8,063	1.57
One to two years	11,563	2.05	12,065	2.36
Two to three years	6,000	1.07	7,547	1.47
Three to four years	6,000	1.07	6,000	1.16
Four to five years	6,000	1.07	6,000	1.16
More than five years	2,000	0.36	6,000	1.16
Total	$ 39,628	7.05%	$ 56,075	10.90%

             Equity decreased $18.9 million, or 15.1% to $106.0 million at June 30, 2007 from $124.9 million at September 30, 2006. The reported decrease in equity was primarily attributable to a $20.3 million increase in Treasury stock resulting from the Company's share repurchases through June 30, 2007.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and June 30, 2006

             General. Net income for the three months ended June 30, 2007 was $150,000, a decrease of $314,000, or 67.7% from the quarter ended June 30, 2006. The decrease in net income resulted from a decrease in net interest income and an increase in noninterest expense partially offset by a decrease in the provision for loan losses, an increase in noninterest income and a decrease in the provision for income taxes.

             Interest Income. Total interest income increased 16.7% or $1.1 million to $7.5 million for the quarter ended June 30, 2007 from $6.4 million for the quarter ended June 30, 2006. For those same comparative quarters, the average yield on interest-earning assets increased 47 basis points to 5.69% from 5.22% while the average balance of interest-earning assets increased $34.2 million or 6.9% to $527.3 million from $493.1 million.

             Interest income on loans increased $1.1 million or 20.8%, to $6.3 million for the quarter ended June 30, 2007 from $5.2 million for the quarter ended June 30, 2006. This increase was due, in part, to a $47.6 million increase in the average balance of loans receivable, including loans held for sale, to $425.6 million for the quarter ended June 30, 2007 from $378.0 million for the quarter ended June 30, 2006. In addition, the average yield on loans increased 40 basis points to 5.92% from 5.52% for those same comparative periods. The increase in the average balance and yields of loans receivable was primarily attributable to the Company's strategic emphasis on commercial lending.

             The rise in interest income on loans was partially offset by lower interest income on securities, which decreased $362,000 or 34.1% to $699,000 for the quarter ended June 30, 2007 from $1.1 million for the quarter ended June 30, 2006. The decrease was due largely to a $37.3 million decline in the average balance of investment securities to $64.0 million for the quarter ended June 30, 2007 from $101.3 million for the quarter ended June 30, 2006. The impact on interest income of that decline in average balance was partially offset by a 20 basis point increase in the average yield on securities which grew to 4.31% from 4.11% for the same comparative periods.

Next Page

             Further, interest and dividend income on federal funds sold, other interest-bearing deposits and FHLB stock increased $355,000 to $510,000 for the quarter ended June 30, 2007 from $155,000 for the quarter ended June 30, 2006. This increase was attributable, in part, to a 30 basis point increase in the average yield on these assets which increased to 5.53% from 5.23%. The impact on interest income from the higher yields on these assets was augmented by an increase of $25.1 million in the average balance of these assets to $36.9 million for the quarter ended June 30, 2007 from $11.8 million for the quarter ended June 30, 2006. The average balances reported and used for yield calculations reflect, where appropriate, the reduction for outstanding checks issued against such accounts. This has the effect of increasing the reported yield on such assets.

             Interest Expense. Total interest expense increased by $1.4 million or 46.5% to $4.4 million for the quarter ended June 30, 2007 from $3.0 million for the quarter ended June 30, 2006. For those same comparative periods, the average cost of interest-bearing liabilities increased 87 basis points from 3.43% to 4.30%, while the average balance of interest-bearing liabilities increased $59.9 million or 16.9% to $413.7 million for the quarter ended June 30, 2007 from $353.7 million for the quarter ended June 30, 2006.

             Interest expense on deposits increased $1.5 million or 64.8% to $3.9 million for the quarter ended June 30, 2007 from $2.4 million for the quarter ended June 30, 2006. This increase was due largely to growth in the average balance of interest bearing deposits which grew $71.8 million to $372.3 million for the quarter ended June 30, 2007 from $300.5 million for the quarter ended June 30, 2006. The reported net growth in average interest-bearing deposits comprised $58.7 million and $24.2 million of growth in the average balance of interest-bearing checking accounts and certificates of deposit, respectively. Offsetting this growth was a net decline in the average balance of savings accounts totaling $11.1 million.

             The growth in the average balance of interest bearing deposits for the quarter ended June 30, 2007 was primarily attributable to the Bank's branch in Verona, New Jersey whose deposit balances grew to $62.0 million at June 30, 2007 since opening in first quarter of fiscal 2007. At June 30, 2007, approximately $58.2 million of Verona's deposits were held in interest bearing accounts while $3.8 million were held in noninterest bearing accounts. To a lesser extent, the average balance of interest bearing deposits was also influenced by the growth in the Bank's newest branch in Nutley, New Jersey which celebrated its grand opening on June 16, 2007. Deposits at the Nutley branch grew to $7.2 million by June 30, 2007 which was primarily comprised of interest bearing deposits.

             The growth in deposits at the Bank's two newest branches, coupled with higher promotional interest rates paid on those deposits, contributed significantly to the reported increase in deposit interest expense. However, a portion of this increase was also attributable to continued upward pressure on deposit interest rates in the other highly competitive markets serviced by the Bank.

             In total, the average cost of interest-bearing deposits increased 104 basis points to 4.20% for the quarter ended June 30, 2007 from 3.16% for the quarter ended June 30, 2006. The components of this increase include a 237 basis point increase in the average cost of interest-bearing checking accounts, an 88 basis point increase in the average cost of certificates of deposit, and a 34 basis point increase in the average cost of savings accounts.

             Interest expense on FHLB advances decreased $126,000 to $533,000 for the quarter ended June 30, 2007 from $659,000 for the quarter ended June 30, 2006. This decrease was due, in part, to a $11.8 million decrease in the average balance of advances to $41.4 million for the quarter ended June 30, 2007 from $53.2 million for the quarter ended June 30, 2006. The impact on interest expense from the lower average balances reported were offset, in part, by a 19 basis point increase in the average cost of advances to 5.14% for the quarter ended June 30, 2007 from 4.95% for the quarter ended June 30, 2006. The higher average cost for the current quarter was primarily attributable to the repayment of term advances since

Next Page

the close of the earlier comparative quarter whose total weighted average cost was below that of the average outstanding advances during the quarter ended June 30, 2007.

             Net Interest Income. Net interest income decreased by $335,000 or 9.8%, to $3.1 million for the quarter ended June 30, 2007 from $3.4 million for the quarter ended June 30, 2006. The Company's net interest rate spread declined 39 basis points from 1.79% to 1.40% for the same comparative periods, while the net interest margin decreased 44 basis points from 2.76% to 2.32%.

             Provision for Loan Losses. Using the allowance methodology described under Critical Accounting Policies found later in this discussion, the provision for loan losses totaled $77,000 for the quarter ended June 30, 2007, representing a decrease of $32,000 from the quarter ended June 30, 2006. The lower provision amount in the current period reflects the comparatively lower increase in loan loss provision generally attributable to lower net growth in our commercial loan portfolio during the more recent period. Specifically, each period's comparative provision resulted largely from the incremental growth in the outstanding balance of the loans on which historical and environmental loss factors are applied. For the quarter ended June 30, 2007, outstanding loan balances, excluding the allowance for loan loss and loans held for sale, increased $2.7 million to $428.0 million from $425.3 million at the prior quarter ended March 31, 2007. The growth was comprised of net increases in commercial loans totaling $6.2 million. Such loans include multi-family, nonresidential real estate, construction and business loans. The increase in loans receivable, net also included net increases in home equity loans and home equity lines of credit totaling $1.2 million. Offsetting the growth in these categories was a $4.6 million decrease in the balance of 1-4 family first mortgages.

             By comparison, for the three months ended June 30, 2006, total outstanding loan balances, excluding the allowance for loan loss and loans held for sale, grew by $12.4 million - an amount exceeding that of the current quarter. Moreover, that growth was comprised of net increases in the outstanding balance of commercial loans, as defined above, of approximately $8.2 million - comparatively higher net growth on those loans on which the Bank applies relatively higher historical and environment loss factors. Loan growth in the earlier quarter also included net increases, rather than decreases, in 1-4 family first mortgages totaling $1.7 million coupled with comparatively greater net increases in home equity loans and home equity lines of credit of $2.4 million - loan types for which the Bank applies comparatively lower historical and environmental loss factors.

             In total, the allowance for loan losses as a percentage of gross loans outstanding increased to 0.57% as of June 30, 2007- an increase of 1 basis point from 0.56% as of March 31, 2007. These ratios reflect allowance for loan loss balances of $2,443,000 and $2,366,000, respectively. The overall increase in the ratio of allowance to gross loans reported reflects the changing composition of the portfolio with greater strategic emphasis on loans with higher risk factors. The level of the allowance is based on estimates and the ultimate losses may vary from those estimates.

             Noninterest Income. Noninterest income increased $102,000 to $408,000 for the quarter ended June 30, 2007 from $306,000 for the quarter ended June 30, 2006. The net increase was largely attributable to an increase of $48,000 in income from the cash surrender value of life insurance attributable to a combination of higher average balances and improved yields on those assets. Additionally, the Company recognized an increase of $16,000 in deposit service fees and charges attributable, in part, to deposit growth from the newest branches. The Company also recognized a $26,000 increase in the gain on sale of loans resulting from comparatively greater 1-4 family mortgage loan sales than had been recorded in the prior period.

             Noninterest Expense. Noninterest expense increased $346,000 to $3.2 million for the quarter ended June 30, 2007 from $2.9 million for the quarter ended June 30, 2006. Significant components of this growth in operating costs include comparative increases to salaries and employee benefits of $429,000, increases in data processing costs of $28,000 and increases in other noninterest expenses of $35,000.

Next Page

Offsetting these increases were decreases of $98,000 in legal expense coupled with reductions in advertising and marketing expenses and professional and consulting fees of $18,000 and $33,000, respectively.

             The $429,000 increase in salaries and employee benefits for the comparative quarters included increases of $263,000 to employee salaries and payroll taxes. Such increases were primarily attributable to additions to retail deposit staff associated with the Company's branching strategy and, to a lesser extent, additions to the Company's commercial lending staff. Other noteworthy increases to salaries and employee benefits resulted from the implementation of the Company's 2006 Equity Incentive Plan approved by shareholders in May, 2006. Costs relating to the Company's restricted stock and stock option plans increased by a total of $94,000 from the quarter ended June 30, 2006 to the same period in fiscal 2007. Finally, director compensation costs increased $65,000 due primarily to assumption changes utilized in retirement benefit expense accruals.

             The reported increases in data processing and other noninterest expense were primarily attributable to the start up and ongoing operation of the Bank's newest branches in Verona and Nutley, New Jersey. By contrast, the comparative decrease in advertising and marketing expenses reflects reduced expenditures during the current quarter in anticipation of the costs of forthcoming advertising and marketing campaigns associated with the Company's newest branch in Nutley, New Jersey and its forthcoming branch in Clifton, New Jersey which is expected to open in the fourth fiscal quarter ended September 30, 2007.

             The reported decrease in legal fees was primarily attributable to the comparative timing of the Company's 2006 and 2007 annual shareholders' meeting and resulting recognition of legal fees relating to matters addressed at those meetings. The Company's 2007 annual shareholders' meeting was held in January 2007 with legal costs relating thereto recognized during the quarter ended March 31, 2007. By contrast, the Company's 2006 annual meeting was held in May 2006 with most legal costs relating thereto recognized during the quarter ended June 30, 2006.

             Finally, comparative decreases in professional and consulting fees were primarily the result of lower internal and external audit costs associated with the Sarbanes Oxley Act of 2002 ("the Act") during the current quarter. The expense incurred in the earlier quarter ended June 30, 2006 included a portion of the first year costs associated with the development, implementation and audit of controls over financial statement reporting in accordance with Section 404 of the Act. The lower costs in the quarter ended June 30, 2007 reflect the reduced financial burden of maintaining and updating those controls as required to ensure ongoing compliance with the Act.

             Provision for Income Taxes. The provision for income taxes decreased $232,000 for the quarter ended June 30, 2007 compared with the quarter ended June 30, 2006. For those same comparative periods, the Company's effective tax rate was 21.5% and 37.0%, respectively. The lower effective tax rate in the current period was largely the result of the level of "tax favored" income reported by the Company for the comparative quarters in relation to the level of pretax net income reported by the Company for those same periods.

             Specifically, the Company's effective tax rate is influenced by the level of interest income on investment securities held by the Bank's investment subsidiary, American Savings Investment Corporation ("ASIC"). ASIC is a wholly owned New Jersey investment subsidiary formed in August 2004 by American Bank of New Jersey. The purpose of this subsidiary is to invest in stocks, bonds, notes and all types of equity, mortgages, debentures and other investment securities. Interest income from this subsidiary is taxed by the state of New Jersey at an effective rate lower than the statutory corporate state income tax rate. Additionally, the Company also recognizes tax exempt income from the cash surrender value of bank owned life insurance.

Next Page

             The Company recognized income from these two "tax favored" sources during both comparative quarters ended June 30, 2007 and June 30, 2006. However, the comparatively lower pretax net income reported for the current quarter resulted in the items discussed above having a proportionally greater net beneficial impact on the Company's reported effective tax rate in the more recent period.

Comparison of Operating Results for the Nine Months Ended June 30, 2007 and June 30, 2006

             General. Net income for the nine months ended June 30, 2007 was $628,000, a decrease of $1.2 million, or 65.4% from the nine months ended June 30, 2006. The decrease in net income resulted from a decrease in net interest income and an increase in noninterest expense partially offset by a decrease in the provision for loan losses, an increase in noninterest income and a decrease in the provision for income taxes.

             Interest Income. Total interest income increased 14.0% or $2.6 million to $21.4 million for the nine months ended June 30, 2007 from $18.8 million for the nine months ended June 30, 2006. For those same comparative quarters, the average yield on interest-earning assets increased 58 basis points to 5.61% from 5.03% while the average balance of interest-earning assets increased $11.5 million to $508.4 million from $497.0 million.

             Interest income on loans increased $3.4 million or 23.4%, to $18.2 million for the nine months ended June 30, 2007 from $14.8 million for the nine months ended June 30, 2006. This increase was due, in part, to a $52.4 million increase in the average balance of loans receivable, including loans held for sale, to $414.8 million for the nine months ended June 30, 2007 from $362.5 million for the nine months ended June 30, 2006. In addition, the average yield on loans increased 42 basis points to 5.85% from 5.43% for those same comparative periods. The increase in the average balance and yield of loans receivable was primarily attributable to the Company's strategic emphasis on commercial lending.

             The rise in interest income on loans was partially offset by lower interest income on securities, which decreased $664,000 or 22.4% to $2.3 million for the nine months ended June 30, 2007 from $3.0 million for the nine months ended June 30, 2006. The decrease was due in part, to a $25.6 million decline in the average balance of investment securities to $72.9 million for the nine months ended June 30, 2006 from $98.5 million for the nine months ended June 30, 2006. The impact on interest income attributable to this decrease was partially offset by a 21 basis point increase in the average yield on securities which grew to 4.16% from 3.95% for the same comparative periods. The increase in yield primarily resulted from the maturity and repayment of lower yielding investment securities coupled with higher yields on newly purchased securities and existing adjustable rate securities in portfolio which have repriced upward in accordance with the general movement of market interest rates.

             Further, interest and dividend income on federal funds sold, other interest-bearing deposits and FHLB stock decreased $164,000 to $863,000 for the nine months ended June 30, 2007 from $1.0 million for the nine months ended June 30, 2006. This decrease was due, in part, to a decline of $14.6 million in the average balance of these assets to $19.7 million for the nine months ended June 30, 2007 from $34.3 million for the nine months ended June 30, 2006. The higher average balance in the earlier comparative period reflects the initial receipt of stock offering proceeds from the closing of the Company's second step conversion which were subsequently deployed into other interest-earnings assets during the first quarter of fiscal 2006. The impact on interest income attributable to this decline in average balance was partially offset by a 185 basis point rise in the average yield on these assets which increased to 5.84% from 3.99%. The average balances reported and used for yield calculations reflect, where appropriate, the reduction for outstanding checks issued against such accounts. This has the effect of increasing the reported yield on such assets.

Next Page

             Interest Expense. Total interest expense increased by $3.6 million or 42.1% to $12.1 million for the nine months ended June 30, 2007 from $8.5 million for the nine months ended June 30, 2006. For those same comparative periods, the average cost of interest-bearing liabilities increased 97 basis points from 3.18% to 4.15%, while the average balance of interest-bearing liabilities increased $31.9 million or 8.9% to $388.3 million for the nine months ended June 30, 2007 from $356.4 million for the nine months ended June 30, 2006.

             Interest expense on deposits increased $3.7 million or 57.4% to $10.3 million for the nine months ended June 30, 2007 from $6.6 million for the nine months ended June 30, 2006. This increase was due largely to growth in the average balance of interest-bearing deposits which grew $38.9 million to $342.1 million for the nine months ended June 30, 2007 from $303.2 million for the nine months ended June 30, 2006. The reported net growth in average interest-bearing deposits comprised $28.9 million and $19.7 million of growth in the average balance of interest-bearing checking accounts and certificates of deposit, respectively. Offsetting this growth was a net decline in the average balance of savings accounts totaling $9.7 million.

             The growth in the average balance of interest-bearing deposits for the nine months ended June 30, 2007 was primarily attributable to the Bank's branch in Verona, New Jersey whose deposit balances grew to $62.0 million at June 30, 2007 since opening in first quarter of fiscal 2007. At June 30, 2007, approximately $58.2 million of Verona's deposits were held in interest bearing accounts while $3.8 million were held in noninterest bearing accounts. To a lesser extent, the average balance of interest bearing deposits was also influence by the growth in the Bank's newest branch in Nutley, New Jersey which celebrated its grand opening on June 16, 2007. Deposits at the Nutley branch grew to $7.2 million by June 30, 2007 which was primarily comprised of interest bearing deposits.

             The growth in deposits at the Bank's two newest branches, coupled with higher promotional interest rates paid on those deposits, contributed significantly to the reported increase in deposit interest expense. However, a portion of this increase was also attributable to continued upward pressure on deposit interest rates in the other highly competitive markets serviced by the Bank.

             In total, the average cost of interest-bearing deposits increased 114 basis points to 4.02% for the nine months ended June 30, 2007 from 2.88% for the nine months ended June 30, 2006. The components of this increase include a 219 basis point increase in the average cost of interest-bearing checking accounts, a 101 basis point increase in the average cost of certificates of deposit, and a 66 basis point increase in the average cost of savings accounts.

             Interest expense on FHLB advances decreased $183,000 to $1.8 million for the nine months ended June 30, 2007 from $1.9 million for the nine months ended June 30, 2006. This decrease was due, in part, to a $7.1 million decrease in the average balance of advances to $46.1 million for the nine months ended June 30, 2007 from $53.2 million for the nine months ended June 30, 2006. The impact on interest expense from the lower average balances reported were offset, in part, by a 22 basis point increase in the average cost of advances to 5.11% for the nine months ended June 30, 2007 from 4.89% for the nine months ended June 30, 2006. The higher average cost for the current period was primarily attributable to the repayment of term advances since the close of the earlier comparative period whose total weighted average cost was below that of the average outstanding advances during the nine months ended June 30, 2007.

             Net Interest Income. Net interest income decreased by $954,000 or 9.3%, to $9.3 million for the nine months ended June 30, 2007 from $10.2 million for the nine months ended June 30, 2006. The Company's net interest rate spread declined 39 basis points from 1.85% to 1.46% for the same comparative periods, while the net interest margin decreased 31 basis points from 2.75% to 2.44%.

             Provision for Loan Losses. Using the allowance methodology described under Critical Accounting Policies found later in this discussion, the provision for loan losses totaled $320,000 for the

Next Page

nine months ended June 30, 2007, representing a decrease of $35,000 from the nine months ended June 30, 2006. The provision expense for the nine months ended June 30, 2007 reflected the reversal of an $86,000 loss reserve against a previously impaired loan participation. Management's review of the loan conducted as of December 31, 2006 concluded that, based upon the loan's consistent payment history and the improved financial performance of the underlying commercial property, the loan was no longer impaired resulting in the reversal of the prior impairment reserve. The loan's classification was also upgraded from doubtful to substandard. Excluding this adjustment, the Bank's provision expense totaled $406,000 for the nine months ended June 30, 2007. This adjusted provision amount reflects the increase in loan loss provision generally attributable to the comparatively higher net growth in our commercial loan portfolio. Specifically, each period's comparative provision resulted largely from the incremental growth in the outstanding balance of the loans on which historical and environmental loss factors are applied. For the nine months ended June 30, 2007, outstanding loan balances, excluding the allowance for loan loss and loans held for sale, increased $27.3 million to $428.0 million from $400.7 million at September 30, 2006. The growth was comprised of net increases in commercial loans totaling $36.8 million. Such loans include multi-family, nonresidential real estate, construction and business loans. The increase in loans receivable net also included net increases in home equity loans and home equity lines of credit totaling $2.8 million. Offsetting the growth in these categories was a $12.2 million decrease in the balance of 1-4 family first mortgages.

             By comparison, for the nine months ended June 30, 2006, total outstanding loan balances, excluding the allowance for loan loss and loans held for sale, grew by $43.6 million - an amount exceeding that of the current nine month period. However, the growth was comprised of net increases in the outstanding balance of commercial loans, as defined above, of approximately $26.8 million - comparatively lower net growth on those loans on which the Bank applies relatively higher historical and environment loss factors. By contrast, loan growth in the earlier period included net increases in one-to-four family mortgages totaling $9.9 million coupled with increases in home equity loans and home equity lines of credit of $6.7 million - loan types for which the Bank applies comparatively lower historical and environmental loss factors.

             In total, the allowance for loan losses as a percentage of gross loans outstanding was increased to 0.57% at June 30, 2007- an increase of 4 basis points from 0.53% at September 30, 2006. These ratios reflect allowance for loan loss balances of $2.4 million and $2.1 million, respectively. The overall increase in the ratio of allowance to gross loans reported reflects the changing composition of the portfolio with greater strategic emphasis on loans with higher risk factors. The level of the allowance is based on estimates and the ultimate losses may vary from those estimates.

             Noninterest Income. Noninterest income increased $348,000 to $1.1 million for the nine months ended June 30, 2007 from $703,000 for the nine months ended June 30, 2006. The net increase was attributable, in large part, to a comparative decrease in losses on sale of investment securities totaling $260,000. The losses reported in the prior period included a $271,000 loss on sale of an underperforming investment security. The Company also reported an increase of $103,000 in income from the cash surrender value of life insurance attributable to a combination of higher average balances and improved yields on those assets. The Company also recognized a $30,000 increase in the gain on sale of loans resulting from comparatively greater 1-4 family mortgage loan sales than had been recorded in the prior period. Offsetting these increases in noninterest income were comparative reductions in deposit service fees and charges of $15,000 attributable to comparatively lower receipts of uncollected and insufficient funds charges on transaction accounts. Additionally, other non interest income decreased approximately $32,000 resulting primarily from comparatively lower receipts of loan prepayment penalties partially offset by increases in loan withdrawal fees.

             Noninterest Expense. Noninterest expense increased $1.4 million to $9.1 million for the nine months ended June 30, 2007 from $7.7 million for the nine months ended June 30, 2006. Significant components of this growth in operating costs include comparative increases to salaries and employee

Next Page

benefits of $1.4 million, increased occupancy and equipment costs of $61,000, increases in data processing costs of $46,000, increases in advertising and marketing costs of $22,000 and increases to other noninterest expenses of $96,000. Offsetting these increases were decreases of $123,000 and $84,000 in legal costs and professional and consulting fees, respectively.

             The $1.4 million increase in salaries and employee benefits for the comparative periods includes increases of $501,000 to employee salaries and payroll taxes. Such increases were primarily attributable to additions to retail deposit staff associated with the Company's branching strategy and, to a lesser extent, additions to the Company's commercial lending staff. Other noteworthy increases to salaries and employee benefits resulted from the implementation of the Company's 2006 Equity Incentive Plan approved by shareholders in May, 2006. Costs relating to the Company's restricted stock and stock option plans increased by a total of $648,000 from the nine months ended June 30, 2006 to the same period in fiscal 2007. Additionally, ESOP costs increased $43,000 due to an increase in share value while director compensation costs increased $123,000 due primarily to assumption changes utilized in retirement benefit expense accruals. Finally, the variance for the comparative nine month periods reflects the reversal of $131,000 of profit sharing expense recorded in the earlier comparative period resulting from the discontinuation of that benefit.

             The reported increases in occupancy and equipment, data processing, advertising and marketing, and other non interest expense were primarily attributable to the start up and ongoing operation of the Bank's newest branches in Verona and Nutley, New Jersey.

             The reported decrease in legal fees was primarily attributable to comparatively lower utilization of legal services during the current nine month period. The earlier comparative period included expenses for legal services resulting from the completion of the Company's second step conversion for which similar expenses were not incurred during the current nine month period. Legal expenses during the earlier comparative period included those relating to the modification of the Bank's employee benefit plans, including the Bank's 401k and ESOP, as well as the development of the 2006 Equity Incentive Plan.

             Finally, comparative decreases in professional and consulting fees were primarily the result of lower internal and external audit costs associated with the Sarbanes Oxley Act of 2002 during the current period. The expense incurred for the nine months ended June 30, 2006 included a portion of the first year costs associated with the development, implementation and audit of controls over financial statement reporting in accordance with Section 404 of the Act. The lower costs in the nine months ended June 30, 2007 reflect the reduced financial burden of maintaining and updating those controls as required to ensure ongoing compliance with the Act.

             Provision for Income Taxes. The provision for income taxes decreased $835,000 for the nine months ended June 30, 2007 compared with the nine months ended June 30, 2006. For those same comparative periods, the Company's effective tax rate was 30.5% and 38.0%, respectively. The lower effective tax rate in the current period rate was largely the result of the level of "tax favored" income reported by the Company for the comparative quarters in relation to the level of pretax net income reported by the Company for those same periods.

             Specifically, the Company's effective tax rate is influenced by the level of interest income on investment securities held by the Bank's investment subsidiary, American Savings Investment Corporation ("ASIC"). ASIC is a wholly owned New Jersey investment subsidiary formed in August 2004 by American Bank of New Jersey. The purpose of this subsidiary is to invest in stocks, bonds, notes and all types of equity, mortgages, debentures and other investment securities. Interest income from this subsidiary is taxed by the state of New Jersey at an effective rate lower than the statutory corporate state income tax rate. Additionally, the Company also recognizes tax exempt income from the cash surrender value of bank owned life insurance.

Next Page

             The Company recognized income from these two "tax favored" sources during both comparative nine month periods ended June 30, 2007 and June 30, 2006. However, the comparatively lower pretax net income reported for the current nine month period resulted in the items discussed above having a proportionally greater net beneficial impact on the Company's reported effective tax rate in the more recent period.

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

             During fiscal 2007, changes to environmental factors used in the Bank's allowance for loan loss calculations generally reflected the Company's increased strategic focus on commercial lending. Such changes were made during the first fiscal quarter of 2007. Environmental factors applied to the outstanding balance of commercial loans reflected the changes to overall lending policies, procedures and practices associated with that strategic emphasis, the increased volume of commercial loans in relation to total loan originations, changes in credit concentration reflecting larger loan balances to borrowers and concerns about potential changes in regional real estate values. However, the impact of these increases were largely offset by reductions in environmental factors attributable to the experience, ability, and

Next Page

depth of lending management and staff, both of which were enhanced through expanded staffing during the prior fiscal year. No significant changes to environmental factors used in the Bank's loss provision calculations had been made during fiscal 2006.

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

             Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various loan products and in securities collateralized by loans. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities. At June 30, 2007, the total approved loan origination commitments outstanding amounted to $25.0 million. At the same date, unused lines of credit were $27.8 million and undisbursed construction loans in process were $17.2 million.

             Certificates of deposit scheduled to mature in one year or less at June 30, 2007, totaled $147.4 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. Additionally, at June 30, 2007 the Bank had $8.1 million of borrowings from the Federal Home Loan Bank of New York ("FHLB") maturing in less than one year. Repayment of such advances increases the Bank's unused borrowing capacity from the FHLB which totaled $97.7 million at June 30, 2007. In calculating our borrowing capacity, the Bank utilizes the FHLB's guideline, which generally limits advances secured by residential mortgage collateral to 25% of the Bank's total assets.

Next Page

             The following tables disclose our contractual obligations and commercial commitments as of June 30, 2007. Scheduled principal payments on amortizing borrowings are reported as maturities.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
(In thousands)

Time Deposits	$ 181,436	$ 147,430	$ 20,785	$ 3,536	$ 9,685
FHLB advances(1)	39,628	8,064	17,564	12,000	2,000
Total	$ 221,064	$ 155,494	$ 38,349	$ 15,536	$ 11,685

_______________
(1) At June 30, 2007, the total collateralized borrowing limit was $137.4 million, of which we had $39.6 million outstanding.

	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In thousands)

Lines of credit(1)	$ 27,800	$ 3,753	$ 161	$ 854	$ 23,032
Land lease - Bloomfield	2,407	81	277	277	1,772
Building lease - Nutley	1,523	69	184	184	1,086
Construction loans in process(1)	17,155	10,113	7,042	-	-
Other commitments to extend credit(1)	25,033	25,033	-	-	-
Total	$ 73,918	$ 39,049	$ 7,664	$ 1,315	$ 25,890

_______________
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

             The Bank has also entered into a building lease agreement through which it is committed to pay $1,546,317 over a 15 year term. This commitment relates to the Bank's branch location in Nutley, New Jersey which opened during the current quarter ended June 30, 2007.

             Finally, the Bank has one outstanding standby letter of credit totaling $160,714. The standby letter of credit, which represents a contingent liability to the Bank, expires in May 2008.

Next Page

Regulatory Capital

             Consistent with its goals to operate a sound and profitable financial organization, American Bank of New Jersey actively seeks to maintain its classification as a "well capitalized" institution in accordance with regulatory standards. The Bank's total equity was $80.2 million at June 30, 2007, or 14.60% of total assets on that date and reflects the payment of a $4.0 million dividend from the Bank to the holding company during the quarter ended June 30, 2007. As of June 30, 2007, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank's regulatory capital ratios at June 30, 2007 were as follows: Core capital, 14.68%; Tier I risk-based capital, 23.49%; and total Risk-based capital, 24.20%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

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

Recent Accounting Pronouncements

             See Note 4 - Recent Accounting Pronouncements within the Notes to Unaudited Financial Statements included in this report.

Next Page

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Qualitative Analysis. Because the income on the majority of our assets and the cost of the majority of our liabilities are sensitive to changes in interest rates, a significant form of market risk for us is interest rate risk. Changes in interest rates may have a significant, adverse impact on our net interest income.

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

             Tables presenting the composition and allocation of the Company's interest-earning assets and interest-costing liabilities from an interest rate risk perspective are set forth in the preceding section of this report titled "Comparison of Financial Condition at June 30, 2007 and September 30, 2006." These tables present the Company's investment securities, loans, deposits, and borrowings by categories that reflect the interest rate risk characteristics of the underlying assets or liabilities. Shown as a percentage of total assets, the comparative data presents changes in the interest rate risk characteristics of the Company's balance sheet.

             Our net interest margin may be adversely affected throughout several possible interest rate environments. Foremost, the continued inversion of the yield curve, by which shorter term market interest rates exceed those of longer term rates, could trigger further increases in the Bank's cost of interest-bearing liabilities that continue to outpace its yield on earning assets causing further net interest spread compression. As noted in the Executive Summary discussion earlier, such compression occurred during the nine months ended June 30, 2007 when our net interest spread shrank 34 basis points to 1.46% from 1.80% for the fiscal year ended September 30, 2006. During that time, the continued growth in the Company's commercial lending activities contributed significantly to improved yields on earning assets, which increased 49 basis points from 5.12% to 5.61%. However, these improved yields were more than offset by increases in the cost of interest-bearing liabilities which grew by 83 basis points from 3.32% to 4.15%. Contributing to this increase in the cost of interest-bearing liabilities was the impact of higher promotional interest rates paid on new deposit accounts at the Bank's Verona branch. However, a

Next Page

significant portion of this increase was attributable to continued upward pressure on deposit interest rates which generally reflect movements in shorter term market interest rates.

             Depending upon the movement of market interest rates, our earnings may continue to be impacted by an "earnings squeeze" in the future. For example, we are vulnerable to an increase in interest rates because the majority of our loan portfolio consists of longer-term, fixed rate loans and adjustable rate mortgages, most of which are fixed rate for an initial period of time. At June 30, 2007, excluding allowance for loan losses and net deferred origination costs and including loans held for sale, loans totaled $427.5 million comprising 76.03% of total assets. As presented in the loan-related tables in the preceding section of this report titled "Comparison of Financial Condition at June 30, 2007 and September 30, 2006", loans reported as fixed rate mortgages totaled $177.5 million or 31.6% of total assets while ARMs totaled $193.4 million or 34.4% of total assets. In a rising rate environment, our cost of funds may increase more rapidly than the interest earned on our loan portfolio and investment securities portfolio because our primary source of funds is deposits with substantially greater repricing sensitivity than that of our loans and investment securities. Having interest-bearing liabilities that reprice more frequently than interest-earning assets is detrimental during periods of rising interest rates and could cause our net interest rate spread to shrink because the increase in the rates we would earn on our securities and loan portfolios would be less than the increase in the rates we would pay on deposits and borrowings.

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

Next Page

             Quantitative Aspects of Market Risk. The following table presents American Bank of New Jersey's net portfolio value as of March 31, 2007 - the latest date for which information is available. The net portfolio value was calculated by the Office of Thrift Supervision, based on information provided by the Bank.

	Net Portfolio Value		Net Portfolio Value as % of Present Value of Assets			Board Established Limits
Changes in Rates	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change	Net Portfolio Value Ratio	Basis Point Change
(Dollars in thousands)
+300 bp	70,431	-25,939	-27%	13.61%	-386bp	5.00%	-450bp
+200 bp	79,278	-17,092	-18%	14.99%	-248bp	6.00%	-300bp
+100 bp	88,337	-8,034	-8%	16.34%	-113bp	7.00%	-150bp
0 bp	96,370			17.47%		8.00%
-100 bp	101,674	5,304	+6%	18.15%	+68bp	7.00%	-150bp
-200 bp	103,954	7,584	+8%	18.36%	+89bp	6.00%	-300bp

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

Next Page

             The qualitative and quantitative interest rate analysis presented above indicate that various foreseeable movements in market interest rates may have an adverse effect on our net interest margin and earnings. The growth and diversification strategies outlined in the Company's current business plan are designed not only to enhance earnings, but also to better support the resiliency of those earnings throughout various movements in interest rates. Toward that end, implementation of the Company's business plan over time is expected to result in a better matching of the repricing characteristics of its interest earnings assets and interest bearing liabilities. Specific business plan strategies to achieve this objective include:

(1)	Open up to five de novo branches over the next three to five years with an emphasis on growth in non-maturity deposits;

(2)	Attract and retain lower cost business transaction accounts by expanding and enhancing business deposit services including online cash management and remote deposit capture services;

(3)	Attract and retain lower cost personal checking and savings accounts through expanded and enhanced cross selling efforts and modified ATM surcharge policies;

(4)	Originate and retain commercial loans with terms that increase overall loan portfolio repricing frequency and cash flows while reducing call risk through prepayment compensation provisions;

(5)	Originate and retain 1-4 family home equity loans and variable rate lines of credit to increase loan portfolio repricing frequency and cash flows;

(6)	Originate both fixed and adjustable rate 1-4 family first mortgage loans eligible for sale in the secondary market and, if warranted, sell such loans on either a servicing retained or servicing released basis. The strategy reduces the balance of longer duration and/or non-prepayment protected loans while enhancing non interest income.

             With regard to this last strategy, the Bank currently expects to continue the sale of longer-term, fixed rate loan originations into the secondary market while evaluating greater use of the secondary markets for selling other conforming and non-conforming 1-4 family mortgage loan originations. For the nine months ended June 30, 2007, we sold a total of $8.4 million of loans to the Federal National Mortgage Association and Countrywide Home Loans, Inc. which resulted in gains on sales of mortgage loans held for sale of $42,000. Because we offer borrowers the option to lock in their interest rate prior to closing their mortgage loans, we may be exposed to market risk on the loans we sell into the secondary market. Once a loan's rate is locked, the price at which we can sell the loan will vary with movements in market interest rates. To manage that risk, we may take forward commitments to sell loans at a fixed price. At June 30, 2007, the Bank had two outstanding contracts to sell $900,000 of long term, fixed rate mortgage loans into the secondary market. Loans sold under contracts drawn in the future may generate additional gains or losses on sale of mortgage loans in subsequent periods.

             In addition to the strategies noted above, we may utilize other strategies aimed at improving the matching of interest-earning asset maturities to interest-bearing liability maturities. Such strategies may include:

(1)	Purchase short to intermediate term securities and maintain a securities portfolio that provides a stable cash flow, thereby providing investable funds in varying interest rate cycles;

(2)	Lengthen the maturities of our liabilities through utilization of FHLB advances and other wholesale funding alternatives.

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

Next Page

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 ("the Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of the end of the period covered by this quarterly report are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls: In the quarter ended June 30, 2007, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Next Page

PART II - - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

             At June 30, 2007, the Company and its subsidiaries were not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 1A. RISK FACTORS

             There have been no material changes to the factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended September 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

             The following table summarizes our share repurchase activity during the three months ended June 30, 2007 and additional information regarding our share repurchase program.

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under Plans or Programs

Repurchases for the Month April 1 - April 30, 2007 May 1 - May 31, 2007 June 1 - June 30, 2007 Total repurchases	- 146,890 137,391 284,281	- $11.35 $10.60 $10.99	- 146,890 137,391 284,281	637,657 490,767 353,376

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

American Bancorp of New Jersey, Inc. (Registrant)
Date: August 9, 2007	/s/ Joseph Kliminski Joseph Kliminski Chief Executive Officer
Date: August 9, 2007	/s/ Eric B. Heyer Eric B. Heyer Senior Vice President and Chief Financial Officer

Next Page