Form 10-K
period 2007-09-30
AMERICAN BANCORP OF NEW JERSEY INC
filed 2007-12-14
CIK 1330039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

	For the fiscal year ended	September 30, 2007
-OR-
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number:     0-51500

AMERICAN BANCORP OF NEW JERSEY, INC. (Exact Name of Registrant as Specified in its Charter)
New Jersey (State or Other Jurisdiction of Incorporation or Organization)	55-0897507 (I.R.S. Employer Identification Number)
365 Broad Street, Bloomfield, New Jersey 07003 (Address of Principal Executive Offices)	07003 (Zip Code)

Registrant's telephone number, including area code: (973) 748-3600

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.10 per share	The NASDAQ Stock Market LLC

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

Next Page

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, computed by reference to the closing price of the registrant's common stock on the NASDAQ Stock Market on March 31, 2007, was $115,068,345. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.

As of December 7, 2007, the registrant had outstanding 11,729,062 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the year ended September 30, 2007

Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2007

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality as compared to competitors' products and services; the identification of de novo branching opportunities and ability to attract new customers and gain market share, the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

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

Next Page

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

Our core business is using retail deposits in order to fund a variety of mortgage and consumer loan products. We operate as a traditional community bank, offering retail banking services, one- to four-family residential mortgage loans, including first mortgages, home equity loans and lines of credit, commercial loans, including multi-family and non-residential mortgage loans, construction loans and business loans and lines of credit, as well as consumer loans. We also invest in mortgage-related securities, including mortgage-backed pass through securities and collateralized mortgage obligations, and other investment securities. The principal source of funds for our lending and investing activities is retail deposits, supplemented with Federal Home Loan Bank borrowings.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. It is a function of the average balances of loans and investments versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and investments and the cost of those deposits and borrowed funds. Our interest-earning assets consist primarily of one- to four-family residential mortgage loans, commercial loans and consumer loans, as well as residential mortgage-related securities and U.S. Agency debentures. Interest-bearing liabilities consist primarily of retail deposits and borrowings from the Federal Home Loan Bank of New York.

Market Area

Our main office. including a full service branch and our administrative headquarters, is located in Bloomfield, New Jersey. We have four additional full service branch offices located in Cedar Grove, Verona, Nutley and Clifton New Jersey. Our lending is concentrated in New Jersey and the New York metropolitan area, and our predominant sources of deposits are the communities in which our five offices are located as well as the neighboring communities. Our business of attracting deposits and making loans is primarily conducted within our market area. A downturn in the local economy could reduce the amount of funds available for deposit and the ability of borrowers to repay their loans. As a result, our profitability could decrease.

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

Next Page

Lending Activities

General. Historically, we have focused on the origination of one- to four-family loans. Consequently, a majority of our total loan portfolio comprises such loans as reflected in the table below. Notwithstanding, our business plan calls for significantly greater emphasis on commercial lending which includes multifamily, nonresidential, construction and business loans. Toward that end, the Bank expanded its commercial lending division with the hiring of several additional commercial lending officers and administrative support staff. While outstanding balances in commercial loans still fall below those in the one- to four-family loan category, the table below shows the dollar and percentage of portfolio growth trends in the commercial categories reflecting the Company's loan diversification strategy.

Loan Portfolio Composition. The following table analyzes the composition of our loan portfolio by loan category at the dates indicated.

	At September 30
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loans:
One- to four-family real estate(1)	$278,183	60.92%	$283,469	68.05%	$267,052	78.09%	$251,531	80.17%	$215,984	81.59%
Multi-family and nonresidential real estate	99,059	21.70	73,496	17.64	58,615	17.14	43,197	13.77	36,202	13.68
Land	3,341	0.73	534	0.13	-	-	-	-	-	-
Construction	48,561	10.64	33,155	7.96	1,450	0.42	7,175	2.29	1,233	0.47
Consumer	655	0.14	720	0.17	702	0.21	746	0.24	780	0.29
Home equity	19,756	4.33	19,122	4.59	13,413	3.92	10,666	3.40	8,893	3.36
Business	7,024	1.54	6,068	1.46	746	0.22	398	0.13	1,610	0.61

Total loans receivable	456,579	100.00%	416,564	100.00%	341,978	100.00%	313,713	100.00%	264,702	100.00%

Less:
Allowance for loan losses	(2,568)		(2,123)		(1,658)		(1,578)		(1,371)
Net deferred origination costs	1,084		1,100		1,036		935		796
Loans in process	(15,969)		(16,917)		(350)		(4,100)		(783)

Total loans receivable, net	$439,126		$398,624		$341,006		$308,970		$263,344

_____________
(1)	Includes loans held for sale of $1,243,346, $0, $280,250, $0, and $500,000 at September 30, 2007, September 30, 2006, September 30, 2005, September 30, 2004 and September 30, 2003, respectively.

Next Page

Loan Maturity Schedule. The following table sets forth the maturity of our loan portfolio at September 30, 2007. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual repayment of loan balances will vary significantly from their contractual maturities due to amortization and prepayments.

	At September 30, 2007
	One- to Four- Family Real Estate	Multi-family and Nonresidential Real Estate	Land	Construction	Consumer	Home Equity	Business	Total
	(Dollars in thousands)
Amounts Due:
Within 1 Year	$ 1,124	$ 447	$ 2,815	$ 27,335	$ 655	$ -	$ 4,626	$ 37,002
After 1 year:
1 to 5 years	3,523	3,274	-	5,257	-	521	2,398	14,973
5 to 10 years	33,353	36,510	526	-	-	1,513	-	71,902
10 to 15 years	44,177	15,334	-	-	-	2,110	-	61,621
Over 15 years	196,006	43,494	-	-	-	15,612	-	255,112
Total due after one year	277,059	98,612	526	5,257	-	19,756	2,398	403,608
Total amount due	$ 278,183	$ 99,059	$ 3,341	$ 32,592	$ 655	$ 19,756	$ 7,024	$ 440,610

Next Page

The following table sets forth the dollar amount of all loans at September 30, 2007 due after September 30, 2008, which have fixed interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)

One- to four-family real estate	$ 129,414	$ 147,645	$ 277,059
Multi-family and non-residential real estate	50,822	47,790	98,612
Land	526	-	526
Construction	-	5,257	5,257
Consumer	-	-	-
Home equity	-	19,756	19,756
Business	1,210	1,188	2,398
Total	$ 181,972	$ 221,636	$ 403,608

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

Our residential loans are generally originated with fixed or adjustable rates and have terms of ten to thirty years. We previously offered mortgage loans with bi-weekly payments and terms up to forty years. However, we discontinued offering those products during fiscal 2007. Regarding adjustable rate loans, we offer fully amortizing, adjustable rate loans with initial fixed rate periods ranging from one to ten years. Additionally, we offer adjustable rate loans with interest only payments for the first five, seven or ten years that fully amortize after the initial interest-only period. We previously offered mortgage loans with interest only payments for the first three years but discontinued offering that product during fiscal 2007. Loans with interest only payments are generally considered to entail greater risk than loans whose terms require the payment of both interest and principal over the life of the loan. Of particular concern are borrowers' abilities to meet their payment obligations when the interest rate on the loan resets for the first time while, simultaneously, scheduled principal amortization begins to be collected over the loan's remaining term to maturity. These concurrent factors may result in significant increases to a borrower's monthly payment obligations.

The majority of our adjustable rate loan products provide for an interest rate that is tied to the one-year Constant Maturity U.S. Treasury index and have terms of up to thirty years with initial fixed rate periods of one, three, five, seven, or ten years according to the terms of the loan. During fiscal 2007 and earlier, we offered an adjustable rate loan with a rate that adjusts every three years to the three-year Constant Maturity U.S. Treasury index. However, we discontinued offering that product during the first quarter of fiscal 2008.

One- to four-family mortgage loans are generally grouped by the Bank into one of three categories based upon underwriting criteria: "Prime", "Alt-A" and "Sub-prime" mortgages. Sub-prime loans are generally defined by the Bank as loans to borrowers with deficient credit histories and/or higher debt-to-income ratios. Loans falling within the Alt-A category, as defined by the Bank, include loans to borrowers with blemished credit credentials that are less severe than those characterized by sub prime loans but otherwise preclude the loan from being considered Prime. Alt-A loans may also be characterized by other underwriting or documentation exceptions such as reduced or limited loan documentation. Loans without the deficiencies or

Next Page

exceptions characterizing sub-prime and Alt-A loans are considered Prime and comprise the significant majority of the one-to four-family mortgages originated and retained by the Bank.

The Bank does not currently offer sub prime loan programs. Prior to fiscal 2007, the Bank had offered a limited number of one-to four-family loan programs through which it originated and retained sub-prime loans to borrowers with deficient credit histories or higher debt-to-income ratios. At September 30, 2007, the remaining balance of these loans was approximately $1.4 million representing a total of 11 loans. All 11 loans were current as of September 30, 2007.

Through fiscal 2007, the Bank offered an Alt-A stated income loan program by which it originated and retained loans to borrowers whose income was affirmatively stated at the time of application, but not verified by the Bank. The Bank discontinued that program in the first quarter of fiscal 2008. At September 30, 2007, the remaining balance of these loans was approximately $8.5 million representing a total of 27 loans. All 27 loans were current as of September 30, 2007.

The Bank continues to offer a limited Alt-A program through which it originates and sells all such loans to FNMA under its Expanded Approval program on a non-recourse, servicing retained basis. A significant portion of the loans originated under this remaining Alt-A program support the procurement of mortgage financing for first time home buyers.

The fixed rate mortgage loans that we originate generally meet the secondary mortgage market standards of the Federal National Mortgage Association ("FNMA"). For the purposes of interest rate risk management, we have historically sold a portion of our qualifying one- to four-family residential mortgages into the secondary market without recourse on both a servicing retained and servicing released basis. Toward that end, we sold loans totaling approximately $9.3 million in the year ended September 30, 2007, $5.8 million in the year ended September 30, 2006 and $2.4 million in the year ended September 30, 2005. Purchasers of our loans included, but were not limited to, FNMA and Countrywide Home Loans.

Notwithstanding the loan sales in prior years, the Bank intends to discontinue the sale of most one- to four-family mortgage loan originations for a period of time to augment the growth in commercial loans through which the Bank will reinvest a portion of the balances of cash and cash equivalents accumulated during fiscal 2007. Such balances resulted from significant growth in deposits acquired through the Bank's de novo branches opened during the current year. Loans originated under the Bank's FNMA Alt-A program noted above will continue to be sold into the secondary market. The Bank will carefully monitor the earnings, liquidity, and balance sheet allocation impact of this strategy and make interim adjustments, as necessary, to support achievement of the Company's business plan goals and objectives.

Substantially all of our residential mortgages include a "due on sale" clause, which is a provision giving us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party. Property appraisals on real estate securing our one- to four-family residential loans are made by state certified or licensed independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. We require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if required, flood insurance policies are also required.

Multi-Family and Non-Residential Real Estate Loans. We originate and participate in commercial loans on multi-family and non-residential real estate properties, including loans on retail/service properties, small office buildings, strip malls and other income-producing properties. We generally require a 25% down payment or equity position for these mortgage loans. Typically these loans are made with amortization terms of up to twenty-five years. The majority of these loans are on properties located within New Jersey and the New York metropolitan area.

Next Page

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

Construction Loans. We originate and participate in construction loans throughout the New Jersey and New York metropolitan area. Our construction lending includes loans to individuals for construction of a primary residence as well as loans to builders and developers for single family homes, multi-family homes, residential tract development, condominium projects, as well as other commercial real estate projects. We have no formal limits as to the number of projects a builder may have under construction or development, and make a case by case determination on loans to builders and developers who have multiple projects under development. In some cases, we convert a construction loan to the permanent end mortgage loan upon completion of construction.

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

Home Equity Loans. Our home equity loan portfolio includes home equity lines of credit and second mortgage term loans. Home equity lines of credit are prime-based loans that are adjusted monthly. Home equity loans are primarily originated in our market area and are generally made in amounts of up to 80% of value. We offer home equity loans on investment properties in addition to loans on primary residences. Loans on investment properties are made in amounts of up to 65% of value on second mortgage term loans and up to 60% of value of home equity lines of credit.

Next Page

Generally, our second mortgage term loans have fixed rates for terms of up to fifteen years. Second mortgage term loans s and home equity lines of credit do not require title insurance but do require homeowner, liability, fire and, if required, flood insurance policies.

Consumer Loans. Consumer loans consist of savings secured loans and unsecured consumer loans. We will generally lend up to 90% of the account balance on a savings secured loan. At September 30, 2007, we had $69,000 of unsecured consumer loans.

Consumer loans generally have shorter terms and higher interest rates than residential loans. The consumer loan market can be helpful in improving the spread between the average loan yield and the cost of funds and at the same time improve the matching of rate sensitive assets and liabilities.

Unsecured consumer loans, and consumer loans secured by collateral other than savings accounts, entail greater risks than residential mortgage loans. Consumer loan repayment is dependent on the borrower's continuing financial stability and is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans in the event of a default.

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

Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower or a group of related borrowers in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. As of September 30, 2007, our loans to one borrower limit was approximately $12.0 million.

At September 30, 2007, our largest group of related borrowers had an aggregate balance, including unfunded commitments, of approximately $8.8 million, representing 9 loans on single purpose commercial real estate, mixed use properties, one- to four-family and a construction loan for residential properties.

At the same date, our second largest group of related borrowers had an aggregate balance including total commitments of approximately $8.0 million, representing two loans secured by a construction loan for a condominium project and a small unsecured line of credit. Our third largest group of related borrowers at that date had an aggregate balance including total commitments of approximately $7.2 million, representing seven loans secured by a catering facility, land, one- to four-family properties and receivables. At September 30, 2007 , we had 28 additional lending relationships exceeding $2.0 million, with outstanding balances at that date ranging from $2.0 million to $5.7 million. All of these lending relationships were current and performing in accordance with the terms of their loan agreements as of September 30, 2007.

Loan Originations, Purchases, Sales, Solicitation and Processing. Our loan growth arises primarily from the retail origination of our own loans and retaining such loans in portfolio. Our sources of loan originations include repeat customers, referrals from realtors and other professionals, such as attorneys, accountants and financial planners, as well as "walk-in" customers. Gross loan originations totaled approximately $130.1 million for the year ended September 30, 2007. Net of principal repayments, loan growth totaled approximately $40.5 million for the year ended September 30, 2007.

By contrast, our loan purchase activity has been limited in recent years. Toward that end, we did not purchase any whole loans during the years ended September 30, 2007, 2006 and 2005.

Next Page

During the years ended September 30, 2007, 2006 and 2005, we sold loans totaling $9.3 million, $5.8 million and $2.4 million, respectively. As noted earlier, we have sold these loans on a non-recourse, servicing retained and non-recourse, servicing released basis. At September 30, 2007, loans serviced for the benefit of others totaled $19.1 million.

Generally, loan sales have been part of our interest rate risk management strategy. However, for the reasons noted earlier, the Bank intends to discontinue the sale of one- to four-family mortgage loan originations for a period of time to augment the growth in commercial loans. The Bank will carefully monitor the earnings, liquidity, and balance sheet allocation impact of this strategy and make interim adjustments, as necessary, to support achievement of the Company's business plan goals and objectives.

We occasionally purchase participations in loans originated through other lending institutions. At September 30, 2007, we had participations with other institutions that had outstanding balances totaling $12.1 million. An additional $1.9 million of unfunded commitments remain outstanding related to those loans. Additionally, we have $1.7 million of outstanding loan balances from the Thrift Institutions Community Investment Corporation of New Jersey ("TICIC"). Approximately $222,000 of unfunded commitments remain outstanding related the TICIC loans. Our participations through these entities are secured by one- to four-family properties as well as multi-family or other non-one- to-four family properties, such as assisted living facilities. We may also sell participation interests in multi-family, commercial and other real estate loans or construction loans.

Loan Commitments. We provide written commitments to prospective borrowers on all one- to four-family and commercial loans. The total amount of commitments to extend credit for these loans as of September 30, 2007, was approximately $22.4 million, excluding commitments on unused lines of credit of $29.2 million and undisbursed portions of construction loans totaling $16.0 million.

Loan Approval Procedures and Authority. Our lending policies and loan approval limits are recommended by senior management and approved by the Board of Directors. Regarding our one-to-four family mortgage and home equity loans, our Loan Underwriter has individual authority to approve one-to four-family loans up to $417,000, the FNMA conforming loan limit. Our Loan Origination Manager has individual authority to approve one-to four-family loans up to $500,000 with FNMA automated underwriting approvals. The loan committee overseeing these lending activities consists of Joseph Kliminski, CEO, Fred Kowal, President & COO, Richard Bzdek, SVP Corporate Secretary and Catherine Bringuier, SVP Chief Lending Officer. Each of these officers has individual authority to approve one- to four-family loans up to $750,000. One- to four-family loans between $750,000 and $1,000,000 require two approvals, at least one of which must be from a loan committee member while the second may be from the Loan Underwriter or the Loan Origination Manager. One- to four-family loans greater than $1,000,000 require two signatures from loan committee members, one of which must be the President & COO or the SVP Chief Lending Officer.

Regarding our commercial loans, including multi-family and non-residential real estate, construction and business loans, the loan committee overseeing these lending activities consists of Joseph Kliminski, CEO, Fred Kowal, President & COO, Catherine Bringuier, SVP Chief Lending Officer and Glenn Miller, SVP Commercial Real Estate. Loan approval authority within this committee is limited to the CEO, President & COO and SVP Chief Lending Officer. Commercial loans secured by real estate up to $750,000 require the approval of either the President & COO or SVP Chief Lending Officer. Loans greater than $750,000 require two approvals from authorized members of the loan committee.

In addition to the applicable loan committee member approvals, all loans in excess of certain dollar thresholds must be presented to a subcommittee of the Board of Directors for review and approval. The Board

Next Page

of Director's loan committee currently comprises two outside directors - the Chairman and Vice Chairman of the Board. Through the first half of fiscal 2007, all loans over $1,750,000 required the approval of the Board of Director's loan committee. During the latter half of fiscal 2007, the loan amount threshold requiring the Board of Director's loan committee approval was increased from $1,750,000 to $2,500,000.

As with existing policies and limits, any changes recommended by management, regarding loan authority, will be subject to Board of Director approval.

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

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial write-down of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations during the period in which the declines occur. At September 30, 2007, we held no real estate owned.

Loans are reviewed on a regular basis and are placed on non-accrual status when they are more than ninety days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At September 30, 2007, we had approximately $1.2 million of loans that were held on a non-accrual basis.

Next Page

Non-Performing Assets. The following table provides information regarding our non-performing loans and other non-performing assets as of the dates indicated.

	At September 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
One- to four-family	$ 690	$ 691	$ 952	$ 445	$ 147
Multi-family and non residential	550	1,398	101	74	369
Construction	-	-	-	-	-
Consumer	-	-	62	-	1
Home equity	-	-	48	-	-
Business	9	-	-	-	-
Total	1,249	2,089	1,163	519	517
Accruing loans contractually past due 90 days or more	-	-	-	-	-
Total non-performing loans	1,249	2,089	1,163	519	517
Real estate owned	-	-	-	-	-
Other non-performing assets	-	-	-	-	-
Total non-performing assets	$ 1,249	$ 2,089	$ 1,163	$ 519	$ 517
Allowance for loan losses to non-performing loans	205.56%	101.64%	142.62%	304.05%	265.18%
Total non-performing loans to total loans	0.28%	0.52%	0.34%	0.17%	0.20%
Total non-performing loans to total assets	0.22%	0.41%	0.21%	0.12%	0.12%
Total non-performing assets to total assets	0.22%	0.41%	0.21%	0.12%	0.12%

During the year ended September 30, 2007, gross interest income of $45,510 would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and $29,069 of interest on such loans was included in income for the year ended September 30, 2007.

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

Next Page

which have credit deficiencies or potential weaknesses are required to be designated "special mention" by management.

Management's classification of assets is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. The following table discloses our classification of assets and designation of certain loans as special mention as of September 30, 2007. At September 30, 2007, all of the classified assets and special mention designated assets were loans.

At September 30, 2007
(In thousands)

Special Mention	$ 401
Substandard	1,029
Doubtful	-
Loss	-
Total	$1,430

At September 30, 2007, approximately $848,000 of loans classified as "substandard" were accounted for as non-performing loans. As of that same date, a single loan totaling approximately $401,000 classified as "special mention" was also accounted for as a non-performing loan.

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

Under our implementation of FAS 5, we segregate loans by loan category and evaluate homogeneous loans as a group. The loss characteristics of aggregated homogeneous loans are examined using two sets of factors: (1) annual historical loss experience factors that consider the net charge-off history of the Bank and (2) environmental factors. Although there may be other factors that also warrant consideration, we consider the following environmental factors:

  levels and trends of delinquencies and impaired loans;
  levels and trends of charge-offs and recoveries;
  trends in volume and terms of loans;
  changes to lending policies, procedures and practices;
  experience, ability and depth of lending management and staff;
  national, regional and local economic trends and conditions;
  industry conditions; and
  changes in credit concentration.

Next Page

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

Based on the allowance for loan loss methodology discussed above, management expects provisions for loan losses to increase as a result of the net growth in loans called for in the Company's business plan. Specifically, our business strategy calls for increased strategic emphasis in commercial real estate and business lending. The loss factors used in the Bank's loan loss calculations are generally higher for such loans compared with those applied to one- to four-family mortgage loans. Consequently, future net growth in commercial real estate and business loans may result in required loss provisions that exceed those recorded in prior years when comparatively greater strategic emphasis had been placed growing the 1-4 family mortgage loan portfolio.

Next Page

The following table sets forth information with respect to our allowance for loan losses for the periods indicated:

Year Ended September 30,
	2007	2006	2005	2004	2003
(Dollars in thousands)

Allowance balance at beginning of period	$ 2,123	$ 1,658	$ 1,578	$ 1,371	$ 1,117
Provision for loan losses	445	465	81	207	254
Charge-offs:
One- to four-family real estate	-	-	-	-	-
Consumer	-	-	-	-	-
Total charge-offs	-	-	-	-	-
Recoveries:
Consumer	-	-	-	-	-
Total recoveries	-	-	-	-	-
Net (charge-offs) recoveries	-	-	-	-	-
Allowance balance at end of period	$ 2,568	$ 2,123	$ 1,658	$ 1,578	$ 1,371
Total loans outstanding at end of period	$ 456,579	$ 416,564	$ 341,978	$ 313,713	$ 264,702
Average loans outstanding during period	$ 418,969	$ 369,916	$ 327,948	$ 278,632	$ 238,474
Allowance as a % of total loans	0.58%	0.53%	0.48%	0.50%	0.52%
Net loans charge-offs as a % of average loans	0.00%	0.00%	0.00%	0.00%	0.00%

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

	At September 30
	2007		2006		2005		2004		2003
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
At end of period allocated to:
One- to four-family real estate	$ 748	60.92%	$ 806	68.05%	$ 782	78.09%	$ 777	80.17%	$ 685	81.59%
Multi-family and non-residential real estate	1,109	21.70	878	17.64	737	17.14	680	13.77	566	13.68
Land	46	0.73	6	0.13	-	-	-	-	-	-
Construction	427	10.64	174	7.96	12	0.42	21	2.29	3	0.47
Consumer	5	0.14	5	0.17	4	0.21	4	0.24	3	0.29
Home equity	139	4.33	95	4.59	63	3.92	43	3.40	37	3.36
Business	94	1.54	115	1.46	16	0.22	9	0.13	34	0.61
Unallocated	-	-	44	-	44	-	44	-	43	-
Total allowance	$ 2,568	100.00%	$2,123	100.00%	$ 1,658	100.00%	$ 1,578	100.00%	$ 1,371	100.00%

Next Page

Securities Portfolio

General. Federally chartered savings banks have the authority to invest in various types of liquid assets. The investments authorized by the Bank's board-approved investment policy include U.S. government and government agency obligations, mortgage-related securities of various U.S. government agencies or government-sponsored enterprises and private corporate issuers (including securities collateralized by mortgages) and mutual funds comprising such securities. Authorized investments also include certificates of deposits of insured banks and savings institutions and municipal securities. Our policy does not permit corporate non-residential mortgage related securities. Our investment securities portfolio at September 30, 2007 did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity, excluding those issued by the United States Government or its agencies.

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

Our investment policy, which is approved by the Board of Directors, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing our lending activities. Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. The Asset/Liability Management Committee, comprised of the Bank's Chief Executive Officer, President and Chief Operating Officer, Senior Vice President and Chief Financial Officer, Senior Vice President and Chief Lending Officer, Senior Vice President, Commercial Real Estate, Vice President, Branch Administration, and Vice President, Controller, is responsible for the oversight of the securities portfolio. Management conducts regular, informal meetings, generally on a weekly basis while the committee meets quarterly to formally review the Bank's securities portfolio. The results of the committee's quarterly review are reported to the full Board, which makes adjustment to the investment policy and strategies as it considers necessary and appropriate.

We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, but we may do so in the future as part of our interest rate risk management. Further, we do not invest in securities which are not rated investment grade.

Next Page

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

Next Page

At September 30, 2007, the Company's portfolio of collateralized mortgage obligations primarily included tranches whose terms and structure support the regular receipt of principal cash flows within a wide range of prepayment speeds of the underlying collateral. This reduces the likelihood that reductions in market value resulting from movements in market interest rates may be identified as "other than temporary" which would require an adjustment to the carrying cost of the security recorded through earnings. Rather, investing in collateralized mortgage obligations allows us to better manage the prepayment and extension risk associated with conventional mortgage-related securities thereby reducing the market value sensitivity of that segment of the investment portfolio. Management believes collateralized mortgage obligations represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. At September 30, 2007, collateralized mortgage obligations comprised $37.2 million of our securities portfolio.

Other Securities. In addition, at September 30, 2007 we held an approximate investment of $2.6 million in Federal Home Loan Bank of New York common stock (this amount is not shown in the securities portfolio).

The following table sets forth the carrying value of our securities portfolio at the dates indicated. Securities that are held-to-maturity are shown at our amortized cost, and securities that are available-for-sale are shown at the current market value.

	At September 30,
	2007	2006	2005
	(In thousands)
Securities Held-to-Maturity:
U.S. government and federal agency obligation	$ -	$ 2,000	$ 2,000
Collateralized mortgage non-agency obligations	1,855	2,137	2,503
Collateralized mortgage agency obligations	47	58	76
Government National Mortgage Association	145	200	244
Federal Home Loan Mortgage Corporation	138	286	385
Federal National Mortgage Association	4,545	5,866	2,616
Total securities held-to-maturity	6,730	10,547	7,824

Securities Available-for-Sale:
U.S. government and federal agency obligation	2,005	10,917	9,805
Collateralized mortgage non-agency obligations	-	-	-
Collateralized mortgage agency obligations	35,271	32,393	25,763
Government National Mortgage Association	81	108	148
Federal Home Loan Mortgage Corporation	9,040	12,882	4,090
Federal National Mortgage Association	11,696	18,223	12,782
Mutual fund	-	-	9,749
Total securities available-for-sale	58,093	74,523	62,337

Total	$ 64,823	$ 85,070	$ 70,161

Next Page

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our investment and mortgage-backed securities portfolio at September 30, 2007. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At September 30, 2007
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)

U.S. Government and Federal Agency	$ 2,005	5.18%	$ -	-%	$ -	-%	$ -	-%	$ 2,005	5.18%	$ 2,005

Mortgage-backed non-agency Obligations	-	-	1,855	3.89	-	-	-	-	1,855	3.89	1,837

Government National Mortgage Association	-	-	-	-	-	-	226	6.15	226	6.15	228

Federal Home Loan Mortgage Association	789	3.07	368	2.70	19,106	4.82	18,602	4.52	38,865	4.62	38,864

Federal National Mortgage Association	-	-	-	-	13,468	4.09	8,404	5.01	21,872	4.44	21,830

Total	$ 2,794	4.58%	$ 2,223	3.69%	$ 32,574	4.52%	$ 27,232	4.68%	$ 64,823	4.56%	$ 64,764

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

Deposits. Our current deposit products include checking, savings, money market, club accounts, certificates of deposit accounts ranging in terms from thirty days to ten years, and individual retirement accounts. Deposit account terms are generally determined based upon the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

Deposits are obtained primarily from within New Jersey. Traditional methods of advertising are used to attract new customers and deposits, including print media, direct mail and inserts included with customer statements. We have not in the past utilized the services of deposit brokers and do not expect to utilize such services at this time. During fiscal 2007, we offered special savings programs at higher promotional interest rates in connection with the opening of our Verona, Nutley and Clifton branch offices. The Bank also expects to offer special promotional programs by which premiums or incentives will be paid for the opening of checking accounts. We also periodically select particular certificate of deposit maturities for promotion.

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

At September 30, 2007, $193.5 million or 45.2% of our deposits were in certificates of deposit. Our liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed. Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue. However, the need to retain these time deposits could result in an increase in our cost of funds.

At September 30, 2007, we had approximately $5.6 million of public funds on deposit at the Bank. These deposits include one account relationship whose balances at September 30, 2007 totaled approximately $5.2 million.

Next Page

The following table sets forth the distribution of deposits at the Bank at the dates indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

	At September 30
	2007			2006			2005
	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate
Non-interest-bearing demand deposits	$ 30,494	7.11%	-%	$ 23,545	7.20%	-%	$ 25,583	7.50%	-%

Interest-bearing demand deposits	111,795	26.08	4.51	31,429	9.61	2.25	39,264	11.52	1.87

Savings deposits	92,778	21.65	2.54	107,008	32.71	2.62	123,270	36.16	1.68

Time deposits	193,533	45.16	4.93	165,165	50.48	4.48	152,808	44.82	3.45

Total deposits	$ 428,600	100.00%	3.95%	$ 327,147	100.00%	3.34%	$ 340,925	100.00%	2.37%

Next Page

The following table shows the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2007.

Remaining Time Until Maturity	Certificates of Deposits
(In thousands)
Within three months	$ 22,009
Three through six months	15,665
Six through twelve months	25,064
Over twelve months	16,961
Total	$ 79,699

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

Advances from the Federal Home Loan Bank are typically secured by the Federal Home Loan Bank stock we own and a portion of our residential mortgage loans and may be secured by other assets, mainly securities which are obligations of or guaranteed by the U.S. government. At September 30, 2007, our borrowing limit with the Federal Home Loan Bank was approximately $140.2 million. Additional information regarding our Federal Home Loan Bank advances is included under Note 8 of the Notes to the Financial Statements.

The following table sets forth certain information regarding our borrowed funds.

	At or For the Year Ended September 30,
	2007	2006	2005
Federal Home Loan Bank Advances:
Average balance outstanding	$ 44,256	$ 52,725	$ 62,056
Maximum amount outstanding at any month-end during the period	$ 56,269	$ 56,075	$ 72,853
Balance outstanding at end of period	$ 37,612	$ 56,075	$ 53,734
Weighted average interest rate during the period	5.14%	4.95%	4.58%
Weighted average interest rate at end of period	5.21%	5.16%	4.84%

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

Personnel

As of September 30, 2007, we had 78 full-time employees and 11 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees is satisfactory.

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

Regulation of the Bank

General. As a federally chartered, FDIC-insured savings bank, the Bank is subject to extensive regulation by the OTS and the FDIC. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses. The activities of federal savings banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity management, transactions with affiliates and community reinvestment. The FDIC also has authority to examine the Bank in its role as the administrator of the Deposit Insurance Fund ("DIF"), which is the fund established upon the merger of the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF") in March 2006. Federal savings banks are also subject to reserve requirements of the Federal Reserve System. A federal savings bank's relationship with its depositors and borrowers is regulated by both state and federal law, especially in such matters as the ownership of savings accounts and the form and content of the bank's mortgage documents.

Next Page

The Bank must file regular reports with the OTS concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. The OTS regularly examines the Bank and prepares reports to the Bank's Board of Directors on deficiencies, if any, found in its operations.

Insurance of Deposit Accounts. The Bank is a member of the DIF, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC merged the BIF and SAIF to form the DIF on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. FDIC maintains the DIF by assessing depository institutions an insurance premium. The FDIC Board approved a new risk-based premium system in November 2006 which was effective January 1, 2007. The FDIC's new regulations for risk-based deposit insurance assessments establish four Risk Categories. Risk Category I, for well-capitalized institutions that are financially sound with only a few minor weaknesses, includes approximately 95% of FDIC-insured institutions. Risk Categories II, III, and IV present progressively greater risks to the deposit insurance fund. Effective January 1, 2007, Risk Category I institutions pay quarterly assessments for deposit insurance at annual rates of five to seven basis points. The rates for Risk Categories, II, III, and IV are seven, 28, and 43 basis points, respective. Rates are subject to change with advance notice to insured institutions.

Within Risk Category I, the precise rate for an individual institution with less than $10 billion in assets is generally determined by a formula using CAMELS ratings which are assigned in examinations, and financial ratios. A different method applies for larger institutions. The rate for an individual institution is applied to its assessment base, which is generally its deposit liabilities subject to certain adjustments. An institution (or its successor) insured by the FDIC on December 31, 1996 which had previously paid assessments is eligible for certain credit against deposit insurance assessments. We anticipate that this credit will reduce our FDIC premium expense for fiscal 2008 before expiring during the latter half of that year.

The Bank, like other former SAIF insured institutions and BIF insured institutions, is required to pay a Financing Corporation ("FICO") assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the first quarter of fiscal year 2007, the annual rate for this assessment is 1.14 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF and former SAIF classified insured institution's deposits, will continue until the bonds mature in 2017 through 2019.

Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. At September 30, 2007 the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

Next Page

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

Next Page

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

During the fiscal year ended September 30, 2007, the Bank applied for, and received, regulatory approval to pay two $4.0 million dividends to the holding company which were distributed during the quarters ended June 30, 2007 and September 30, 2007. The Bank may apply for regulatory approval to pay additional dividends to the holding company to support the Company's capital management objectives.

Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least

Next Page

nine out of every twelve months. The Bank met the QTL test as of September 30, 2007 and in each of the last twelve months and, therefore, qualifies as a QTL.

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

Next Page

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

Item 1A. Risk Factors.

Our strategic plan calls for us to diversify our loan portfolio with increased emphasis on commercial lending which may increase our operating expenses in the future and result in a higher degree of credit risk within our loan portfolio.

Commercial loans include multi-family and non-residential mortgage loans, construction loans and business loans. At September 30, 2007, our loan portfolio included commercial loans totaling $141.9 million, or 32.4% of our loans receivable, net. It is our intention to significantly increase our origination of these types of loans. As part of our plan to grow and diversify the loan mix, we may expand our commercial lending business unit and may hire additional commercial lenders over the next several years. We would expect our compensation

Next Page

and benefit expenses to increase significantly if we hire these lenders and associated support staff. We also expect that our construction lending program will also continue to expand in connection with our increasing strategic emphasis on commercial lending.

Commercial loans are generally considered to involve a higher degree of credit risk than long-term financing of owner-occupied residential properties. The likelihood that these loans will not be repaid or will be late in paying is generally greater than with residential loans. Furthermore, it may take some time for us to attract lending business sufficient to offset the increased compensation and benefit expenses that result from hiring the additional personnel we will need. There can be no assurance that the lenders we hire will successfully grow our loan portfolio.

Our strategic plan calls for us to expand our franchise through de novo branching. New branches are expected to increase our operating expenses and reduce our net income until they achieve profitability which can not be assured.

Our current business plan calls for us to open up to three de novo branches over approximately the next five years. Having opened three full service branches located in Verona, Nutley and Clifton, New Jersey during fiscal 2007, the Company currently has no plans or commitments to open additional de novo branches during fiscal 2008. Rather, the Company expects to direct significant strategic effort toward achieving profitability within each of these three branches while revisiting additional branching opportunities after fiscal 2008. Notwithstanding this current focus, the Company would consider additional branching projects during fiscal 2008 if appropriate opportunities were to arise.

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

While not a de novo branch, we also expect to incur additional costs associated with relocating and expanding the Bloomfield deposit branch. The new facility will be located on a property adjacent to our Bloomfield headquarters building where the branch is currently located. Such relocation will significantly upgrade and modernize the Bloomfield branch facility supporting the Company's deposit growth and customer service enhancement objectives. The relocation will also support potential expansion of the administrative and lending office space within the Company's existing headquarters facility where the branch is currently located should such expansion be required to support the Company's business plan. Like the de novo branches mentioned above, the relocation of the Bloomfield branch is expected to increase our operating costs through various forms of additional occupancy and depreciation costs,

We expect that changes in interest rates may have a significant, adverse impact on our net interest income.

The income from our assets and the cost of our liabilities are sensitive to changes in interest rates. Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between: (a) the interest income we earn on our interest-

Next Page

earning assets such as loans and securities; and (b) the interest expense we pay on our interest-bearing liabilities such as deposits and amounts we borrow. The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. We, like many savings institutions, have liabilities that generally have shorter contractual maturities or other repricing characteristics than our assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. In a period of declining interest rates the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities.

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

Item 1B. Unresolved Staff Comments.

None.

Next Page

Item 2. Properties.

At September 30, 2007, our net investment in property and equipment totaled $10.9 million. We use outside service companies for a variety of data processing services. The following table sets forth the location of our main office, separate drive-up facility and four existing branch offices, the year each opened and the net book value for each location. The table also reports the net book value of funds disbursed through September 30, 2007 relating to the Bloomfield branch relocation discussed earlier. Additional disbursements were made in the first quarter of fiscal 2008 increasing its net book value as construction of that branch continued toward an expected opening date in January 2008.

Office Location	Year Facility Opened	Leased or Owned	Net Book Value at September 30, 2007
			(In thousands)
Main Office 365 Broad Street Bloomfield, New Jersey 07003	1965	Owned	$ 1,217

Full Service Branch (in process of construction at September 30, 2007) 347 Broad Street Bloomfield, New Jersey 07003	2008	Land Lease	$ 331

Bloomfield Branch Drive Up Facility 16 Pitt Street Bloomfield, New Jersey 07003	1998	Owned	$ 295

Full Service Branch 310 Pompton Avenue Cedar Grove, New Jersey 07009	2001	Owned	$ 1,766

Full Service Branch 725 Bloomfield Avenue Verona, New Jersey 07044	2006	Owned	$ 3,613

Full Service Branch 213 Harrison Street Nutley, New Jersey 07110	2007	Office Lease	$ 585

Full Service Branch 500 Clifton Avenue Clifton, New Jersey 07011	2007	Owned	$ 3,049

Item 3. Legal Proceedings.

From time to time the Company and its subsidiaries are parties to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Bank. In the opinion of management, there were no lawsuits pending or known to be contemplated at September 30, 2007 that would have a material effect on operations or income.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Next Page

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information contained in the section captioned "Investor and Corporate Information" in the portions of the Annual Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference..

The information contained in "Note 1 of the Consolidated Financial Statements" and the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital" in the portions of the Annual Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

The following table summarizes our share repurchase activity during the three months ended September 30, 2007 and additional information regarding our share repurchase program.

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under Plans or Programs
Repurchases for the Month
July 1 - July 31, 2007	60,000	$10.35	60,000	293,376
August 1 - August 31, 2007	293,376	$10.90	293,376	605,774
September 1 - September 30, 2007	169,300	$11.00	169,300	436,474

Total repurchases	522,676	$10.87	522,676	436,474(1)

(1)	The table above was prepared as of September 30, 2007 and reflects the completion, during August 2007, of the Company's 5% share repurchase program announced on April 30, 2007 and the Company's announcement of a subsequent 5% share repurchase program on August 29, 2007.

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

Next Page

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Act")) was carried out as of September 30, 2007 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Management's annual report on internal control over financial reporting and Attestation report of the registered public accounting firm. The annual report of management on the effectiveness of our internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth under "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" in the Annual Report filed as Exhibit 13 to this Form 10-K are incorporated by reference under "Item 8. Financial Statements and Supplementary Data."

(c) Changes in internal control over financial reporting. During the quarter ended September 30, 2007, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Next Page

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information required by this item concerning the Company's directors and compliance with section 16(a) of the Act is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in February 2008, except for the information contained under the heading "Compensation Committee Report on Executive Compensation", "Report of the Audit Committee of the Board of Directors" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 11. Executive Compensation.

Information required by this item concerning compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in February 2008, except for the information contained under the heading "Compensation Committee Report on Executive Compensation", "Report of the Audit Committee of the Board of Directors" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in February 2008, except for the information contained under the heading "Compensation Committee Report on Executive Compensation", "Report of the Audit Committee of the Board of Directors" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

EQUITY COMPENSATION PLAN INFORMATION
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,416,948	$ 9.26	-
Equity compensation plans not approved by security holders:
None	N/A	N/A	N/A
TOTAL	1,416,948	$ 9.26	-

Next Page

Item 13. Certain Relationships and Related Transactions.

Information required by this item concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in February 2008, except for the information contained under the heading "Compensation Committee Report on Executive Compensation", "Report of the Audit Committee of the Board of Directors" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accounting Fees and Services.

Information required by this item concerning principal accounting fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in February 2008, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)         Listed below are all financial statements and exhibits filed as part of this Form 10-K.

1.           The consolidated statements of financial condition as of September 30, 2007 and 2006 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the three years ended September 30, 2007, together with the related notes and the report of independent certified public accountants.

Next Page

2.           The following exhibits are either included with this Form 10-K or incorporated herein by reference:

            (a)         List of Exhibits

3(i)	Certificate of Incorporation of American Bancorp of New Jersey, Inc.(1)
3(ii)	Bylaws of American Bancorp of New Jersey, Inc.(2)
4	Specimen Stock Certificate of American Bancorp of New Jersey(1)
10.1	Employment Agreement between American Bank of New Jersey and Joseph Kliminski(3)†
10.2	Employment Agreement between American Savings Bank of NJ and Eric B. Heyer(3)†
10.3	Form of Executive Salary Continuation Agreement(3)†
10.4	Employment Agreement between American Bank of New Jersey and Fred G. Kowal(4)†
10.5	Employment Agreement between American Bank of New Jersey and Catherine M. Bringuier(1)†
10.6	2005 Stock Option Plan(5)†
10.7	2005 Restricted Stock Plan(5)†
13	Portions of the 2006 Annual Report to Stockholders
21	Subsidiaries
23.1	Consent of Auditor
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________
(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-125957) filed with the SEC on June 20, 2005.
(2)	Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-51500) filed with the SEC on December 10, 2007.
(3)	Incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-105472) of ASB Holding Company filed with the SEC on May 22, 2003.
(4)	Incorporated by reference to the Form 8-K (File No. 000-31789) of ASB Holding Company filed with the SEC on April 18, 2005.
(5)	Incorporated by reference to the definitive proxy statement (File No. 000-31789) of ASB Holding Company filed with the SEC on December 28, 2004.
†	Management or compensatory plan required to be filed as an exhibit.

Next Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 14, 2007.

AMERICAN BANCORP OF NEW JERSEY, INC.

By:	/s/ Fred G. Kowal Fred G. Kowal President and Chief Operating Officer (Duly Authorized Representative)

             Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 14, 2007.

/s/ W. George Parker W. George Parker Chairman	/s/ Joseph Kliminski Joseph Kliminski Chief Executive Officer and Director (Principal Executive Officer)

/s/ Fred G. Kowal Fred G. Kowal President, Chief Operating Officer and Director	/s/ Eric B. Heyer Eric B. Heyer Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ H. Joseph North H. Joseph North Director	/s/ James H. Ward James H. Ward, III Vice Chairman

/s/ Vincent S. Rospond Vincent S. Rospond Director	/s/ Robert Gaccione Robert Gaccione Director

Next Page