Form 10-Q
period 2007-12-31
AMERICAN BANCORP OF NEW JERSEY INC
filed 2008-02-11
CIK 1330039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

                [   ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 000-1330039

AMERICAN BANCORP OF NEW JERSEY, INC.
(Exact name of registrant as specified in its charter)

New Jersey	55-0897507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes [ X ]       No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer", "accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ] (Do note check if a smaller reporting company)	Smaller reporting company [ ]

As of February 8, 2008, there were 11,358,716 outstanding shares of the Registrant's Common Stock.

AMERICAN BANCORP OF NEW JERSEY, INC.

ITEM 1.	FINANCIAL STATEMENTS

    American Bancorp of New Jersey, Inc.
    Statements of Financial Condition
    (in thousands, except share data)
    (unaudited)
	December 31, 2007	September 30, 2007
ASSETS
Cash and cash equivalents
Cash and due from banks	$6,400	$9,983
Interest-bearing deposits	13,780	14,638
Federal funds sold	11,700	12,800
Total cash and cash equivalents	31,880	37,421

Securities available-for-sale	47,673	58,093
Securities held-to-maturity (fair value, December 31, 2007-$7,612 September 30, 2007 - $6,671)	7,564	6,730
Loans held for sale	-	1,243
Loans receivable, net of allowance for loan losses (December 31, 2007 -$2,706, September 30, 2007 -$2,568)	449,093	437,883
Premises and equipment	11,482	10,856
Federal Home Loan Bank stock, at cost	2,508	2,553
Cash surrender value of life insurance	13,347	13,214
Accrued interest receivable	2,217	2,212
Other assets	2,936	3,533
Total assets	$568,700	573,738

LIABILITIES AND EQUITY
Deposits
Non-interest-bearing	$26,137	$30,494
Interest-bearing	402,851	398,106
Total deposits	428,988	428,600

Advance payments by borrowers for taxes and insurance	2,536	2,702
Federal Home Loan Bank advances	36,596	37,612
Accrued expenses and other liabilities	4,062	4,231
Total liabilities	$472,182	$473,145
Commitments and contingent liabilities	-	-

Equity
Preferred stock, $.10 par value, 10,000,000 shares authorized at December 31, 2007 and September 30, 2007;	-	-

Common stock, $.10 par value, 20,000,000 shares authorized, 14,527,953 and 14,527,953 shares issued at December 31, 2007 and September 30, 2007; 11,509,716 and 11,946,190 outstanding at December 31, 2007 and September 30, 2007;	1,453	1,453

Additional paid in capital	114,107	113,607
Unearned ESOP shares	(7,987)	(8,099)
Retained earnings	23,922	24,258
Treasury Stock; 3,018,237 and 2,581,763 shares at December 31, 2007 and September 30, 2007	(34,906)	(30,353)
Accumulated other comprehensive loss	(71)	(273)
Total equity	96,518	100,593
Total liabilities and equity	$568,700	$573,738

See accompanying notes to unaudited consolidated financial statements

American Bancorp of New Jersey, Inc.
Statements of Income
(in thousands, except share data)
(unaudited)
	Three Months Ended December 31,
	2007	2006
Interest and dividend income
Loan, including fees	$6,738	$5,779
Securities	646	841
Federal funds sold and other	450	88
Total interest income	7,834	6,708

Interest expense
NOW and money market	1,214	238
Savings	605	712
Certificates of deposit	2,419	1,897
Federal Home Loan Bank advances	494	691
Total interest expense	4,732	3,538

Net interest income	3,102	3,170

Provision for loan losses	139	50

Net interest income after provision for loan losses	2,963	3,120

Noninterest income
Deposit service fees and charges	226	160
Income from cash surrender value of life insurance	133	83
Gain on sale of loans	7	2
Loss on sales of securities available-for-sale	(5)	-
Other	34	42
Total noninterest income	395	287

Noninterest expense
Salaries and employee benefits	2,142	1,964
Occupancy and equipment	454	216
Data processing	180	175
Advertising and marketing	85	119
Professional and consulting	102	101
Legal	51	43
Other	262	272
Total noninterest expense	3,276	2,890

Income before provision for income taxes	82	517

Provision (benefit) for income taxes	(11)	188

Net income	$93	$329

Comprehensive income	$295	$505

Earnings per share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

See accompanying notes to unaudited consolidated financial statements

American Bancorp of New Jersey, Inc.
Statements of Stockholders' Equity
Three months ended December 31,  2006
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity	Compre- hensive Income (Loss)
Balance at September 30, 2006	$1,453	$111,780	$(8,549)	$25,438	$(881)	$(4,380)	$124,861
Cumulative effect of adoption of SAB 108	-	-	-	130	-	-	130
Balance at October 1, 2006	1,453	111,780	(8,549)	25,568	(881)	(4,380)	124,991
RSP stock grants (6,249 shares issued)	-	(76)	-	-	-	76	-
RSP shares earned including tax benefit of vested awards	-	276	-	-	-	-	276
Share purchases (1,062,000 shares)	-	-	-	-	-	(13,018)	(13,018)
Stock options earned	-	140	-	-	-	-	140
ESOP shares earned	-	48	112	-	-	-	160
Cash dividends paid – $0.04 per share	-	-	-	(482)	-	-	(482)

Comprehensive income
Net income	-	-	-	329	-	-	329	$329
Change in unrealized loss on securities available-for-sale, net of taxes	-	-	-	-	176	-	176	176
Total comprehensive income								$505

Balance at December 31, 2006	$1,453	$112,168	$(8,437)	$25,415	$(705)	$(17,322)	$112,572

See accompanying notes to unaudited consolidated financial statements

American Bancorp of New Jersey, Inc.
Statements of Stockholders' Equity
Three months ended December 31, 2007
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity	Compre- hensive Income (Loss)
Balance at September 30, 2007	$1,453	$113,607	$(8,099)	$24,258	$(273)	$(30,353)	$100,593
RSP shares earned including tax benefit of vested awards	-	278	-	-	-	-	278
Tax benefit on dividends paid on unvested RSP shares	-	54	-	-	-	-	54
Share purchases (436,474 shares)	-	-	-	-	-	(4,553)	(4,553)
Stock options earned		141	-	-	-	-	141
ESOP shares earned	-	27	112	-	-	-	139
Cash dividends paid – $0.04 per share	-	-	-	(429)	-	-	(429)

Comprehensive income
Net income	-	-	-	93	-	-	93	$93
Change in unrealized loss on securities available-for-sale, net of taxes	-	-	-	-	202	-	202	202
Total comprehensive income								$295

Balance at December 31, 2007	$1,453	$114,107	$(7,987)	$23,922	$(71)	$(34,906)	$96,518

See accompanying notes to unaudited consolidated financial statements

        American Bancorp of New Jersey, Inc.
        Statements of Cash Flows
        (in thousands)
        (unaudited)
	Three Months Ended December 31,
	2007	2006
Cash flows from operating activities
Net Income	$93	$329
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	122	79
Net amortization and accretion of premiums and discounts	(20)	(8)
Losses on sales of securities available-for-sale	5	-
ESOP compensation expense	139	161
RSP compensation expense	277	276
SOP compensation expense	141	140
Provision for loan losses	139	50
Increase in cash surrender value of life insurance	(133)	(83)
Gain on sale of loans	(7)	(2)
Proceeds from sales of loans	1,623	838
Origination of loans held for sale	(372)	(1,505)
Decrease (increase) in accrued interest receivable	(5)	(4)
Decrease (increase) in other assets	772	171
Change in deferred income taxes	(290)	(201)
Increase (decrease) in other liabilities	(169)	137
Net cash provided by operating activities	2,315	378

Cash flows from investing activities
Net increase in loans receivable	(11,349)	(10,950)
Purchases of securities held-to-maturity	(1,108)	-
Principal paydowns on securities held-to-maturity	271	455
Purchases of securities available-for-sale	(4,814)	-
Sales of securities available-for-sale	11,510	-
Maturities of securities available-for-sale	-	6,000
Principal paydowns on securities available-for-sale	4,058	4,465
Purchase of Federal Home Loan Bank stock	-	(1,970)
Redemption of Federal Home Loan Bank stock	45	2,151
Purchase of bank-owned life insurance	-	(4,000)
Purchase of premises and equipment	(748)	(824)
Net cash used in investing activities	(2,135)	(4,673)

Cash flows from financing activities
Net increase in deposits	388	26,396
Net change in advance payments by borrowers for taxes and insurance	(166)	(97)
Repayment of Federal Home Loan Bank of New York advances	(1,016)	(2,016)
Net change in Federal Home Loan Bank of New York overnight lines of credit	-	(2,000)
RSP tax benefit of vested awards	1	-
Tax benefit on dividends paid on unvested RSP shares	54	-
Cash dividends paid	(429)	(482)
RSP and treasury share purchases	(4,553)	(13,018)
Net cash provided by (used in) financing activities	(5,721)	8,783
Net change in cash and cash equivalents	(5,541)	4,488
Cash and cash equivalents at beginning of year	37,421	7,165

Cash and cash equivalents at end of period	$31,880	$11,653

(Continued)

        American Bancorp of New Jersey, Inc.
        Statements of Cash Flows
        (in thousands)
        (unaudited)
	Three Months Ended December 31,
	2007	2006
Supplemental cash flow information:
Cash paid during the period for
Interest	$4,747	$3,611
Income taxes, net of refunds	-	1

See accompanying notes to unaudited financial statements

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

On October 3, 2003, ASB Holding Company, the predecessor of American Bancorp of New Jersey, Inc., completed a minority stock offering and sold 1,666,350 shares of common stock in a subscription offering at $10 per share and received proceeds of $16,060,000, net of offering costs of $603,000.  ASBH contributed $9,616,000, or approximately 60% of the net proceeds, to the Bank in the form of a capital contribution.  ASBH loaned $1,333,080 to the Bank's employee stock ownership plan (“ESOP”) and the ESOP used those funds to acquire 133,308 shares of common stock at $10 per share.

After the sale of the stock, the MHC held 70%, or 3,888,150 shares, of the outstanding stock of ASBH with the remaining 30% or, 1,666,350 shares, held by persons other than the MHC.  ASBH held 100% of the Bank's outstanding common stock.

On October 5, 2005, the Company completed a second step conversion in which the 3,888,150 shares of ASB Holding Company held by the MHC were converted and sold in a subscription offering.  Through this transaction, ASBH ceased to exist and was supplanted by American Bancorp of New Jersey as the holding company for the Bank.  A total of 9,918,750 shares of common stock were sold in the offering at $10 per share through which the Company received proceeds of $97,524,302, net of offering costs of $1,663,198.  The Company contributed $48,762,151 or approximately 50% of the net proceeds to the Bank in the form of a capital contribution.  The Company loaned $7,935,000 to the Bank's ESOP which used those funds to acquire 793,500 shares of common stock at $10 per share.

As part of the second step conversion, each of the 1,666,350 outstanding shares of ASBH held by public shareholders was exchanged for 2.55102 of the Company's shares.  This exchange resulted in an additional 4,250,719 shares of the Company being issued, for a total of 14,169,469 outstanding shares.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank and ASB Investment Corp. (the "Investment Corp.") as of December 31, 2007 and September 30, 2007 and for the three months ended December 31, 2007 and December 31, 2006.  Significant intercompany accounts and transactions have been eliminated in consolidation.  References in this Quarterly Report on Form 10-Q to the Company generally refer to the Company and the Bank, unless the context indicates otherwise.  References to "we," "us," or "our" refer to the Bank or Company, or both, as the context indicates.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.  The September 30, 2007 balance sheet presented herein has been derived from the audited financial statements included in the consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.  The allowance for loan losses, prepayment speeds on mortgage –backed securities, and status of contingencies are particularly subject to change.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending September 30, 2008.  In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year or any other period.

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

The factors used in the earnings per share computation follow.

	Three Months Ended
	December 31,
	2007	2006
Basic
Net income	$93	$329

Weighted average common shares outstanding	10,524,887	12,324,475

Basic earnings per common share	$0.01	$0.03

Diluted
Net income	$93	$329

Weighted average common shares outstanding for basic earnings per common share	10,524,887	12,324,475

Add: Dilutive effects of assumed exercises of stock options	136,904	168,094

Add: Dilutive effects of full vesting of stock awards	18,709	42,898

Average shares and dilutive potential common shares	10,680,500	12,535,467

Diluted earnings per common share	$0.01	$0.03

Note 3 - Other Stock-Based Compensation

At December 31, 2007, all shares and options available under the 2005 Restricted Stock Plan, 2005 Stock Option Plan and the 2006 Equity Incentive Plan had been awarded to participants.

A summary of the activity in the Company’s stock option plans for the three months ended December 31, 2007 and 2006 is as follows.

	For the three months ended
	December 31, 2007		December 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,416,948	$9.26	1,397,854	$9.23
Granted	-	-	19,094	11.87
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at end of period	1,416,948	$9.26	1,416,948	$9.26

Options exercisable at period end	420,912	$8.46	138,369	$6.81
Weighted average remaining contractual life		7.5 years		8.1 years

A summary of the status of the Company’s nonvested restricted stock plan shares as of December 31, 2007 and 2006 and changes during the three months ended December 31, 2007 and 2006 are as follows.

	For the three months ended
	December 31, 2007		December 31, 2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	414,281	$10.13	520,126	$10.04
Granted	-	-	6,249	11.87
Vested	(1,249)	11.87	-	-
Forfeited or expired	-	-	-	-

Outstanding at end of period	413,032	$10.12	526,375	$10.06

Note 4 – Recent Accounting Pronouncements

In July 2006, the FASB released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes."  This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities.  The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed.   Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings.  The adoption of Interpretation No. 48 on October 1, 2007 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 when it becomes effective for the Company on October 1, 2008 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), SFAS No. 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company has not yet determined the effect of adopting SFAS No. 159, which is effective for it on October 1, 2008.

At  its  September  2006  meeting,  the Emerging Issues Task Force (“EITF”) reached  a  final  consensus  on  Issue  06-04,  “Accounting  for  Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus stipulates that an agreement by an  employer  to share a portion of the proceeds of a life insurance policy with  an  employee  during  the  postretirement  period is a postretirement benefit  arrangement  required  to  be  accounted for under SFAS No. 106 or Accounting  Principles  Board  Opinion  (“APB”)  No. 12, “Omnibus Opinion – 1967.”  The  consensus  concludes  that the purchase of a split-dollar life insurance  policy  does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under  SFAS  No.  106  if  the benefit is offered under an arrangement that constitutes  a  plan or under APB No. 12 if it is not part of a plan. Issue 06-04  is effective for annual or interim reporting periods beginning after December  15, 2007. The provisions of Issue 06-04 should be applied through either  a  cumulative  effect  adjustment  to  retained  earnings as of the beginning of the year of adoption or retrospective application. The Company is currently assessing the financial statement impact of implementing EITF 06-04.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings.  SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view.  SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The Company does not expect the impact of this standard to be material.

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

Business Strategy

Our business strategy has been to operate as a well-capitalized independent financial institution dedicated to providing convenient access and quality service at competitive prices.  During recent years, we have experienced significant loan and deposit growth.  Our current strategy seeks to continue that growth while we evolve from a traditional thrift institution into a full service, community bank.   Our key business strategies are highlighted below accompanied by a brief overview of our progress in implementing each of these strategies:

•
Grow and diversify the deposit mix by emphasizing non-maturity account relationships acquired through de novo branching and existing deposit growth.  Our current business plan calls for us to open up to three de novo branches over approximately the next five years.

Having opened three full service branches located in Verona, Nutley and Clifton, New Jersey during fiscal 2007, the Company currently has no plans or commitments to open additional de novo deposit branches during fiscal 2008.  Rather, the Company expects to direct significant strategic effort toward achieving profitability within each of these three branches while revisiting additional branching opportunities after fiscal 2008.  Notwithstanding this current focus, the Company would consider additional branching projects during fiscal 2008 if appropriate opportunities were to arise.

•	Grow and diversify the loan mix by increasing commercial loan origination volume while increasing the balance of such loans as a percentage of total loans.

For the fiscal year ended September  30, 2007, our commercial loans, including multi-family, nonresidential real estate, construction and business loans, grew $45.7 million, or 47.5%, from $96.2 million to $141.9 million.  This increase resulted in commercial loans growing from 24.1% to 32.4% of loans receivable, net for fiscal 2007.  Such growth continued during the three months ended December 31, 2007 when our commercial loans grew an additional $12.0 million, or 8.5%, from $141.9 million to $153.9 million increasing the percentage of commercial loans from 32.4% to 34.3% of loans receivable, net.  We expect to continue our strategic emphasis on commercial lending throughout the remainder of fiscal 2008 and thereafter.

•	Continue to implement or enhance alternative delivery channels for the origination and servicing of loan and deposit products.

In support of this objective, during fiscal 2007, we completed a significant overhaul of our Internet website which serves as a portal through which our customers access a growing menu of online services.  While enhancing our online services for retail customers, we are concurrently addressing the growth in business demand for such services.  Toward that end, we have expanded our business online banking product and service offerings to now include remote check deposit, online cash management and online bill payment services for business.

•	Broaden and strengthen customer relationships by bolstering cross marketing strategies and tactics with a focus on multiple account/service relationships.

We will continue to cross market other products and services to promote multiple account/service relationships and the retention of long term customers and core deposits.  These efforts are expected to be directed to customers within all five of the Bank’s branches.

•	Utilize capital markets tools to effectively manage capital and enhance shareholder value.

Toward that end, during the quarter ended December 31, 2007, the Company completed its third share repurchase program through which it repurchased five percent of its outstanding shares.  The Company had completed two previous share repurchase plans during fiscal 2007 through which it repurchased ten percent and five percent, respectively, of its outstanding shares.  A fourth share repurchase plan for an additional five percent of its outstanding shares was announced in January 2008 and remains ongoing.

A number of the strategies outlined above have had a detrimental impact on near term earnings.  Notwithstanding, we expect to continue to execute these growth and diversification strategies designed to enhance future earnings and their resiliency to changes in market conditions toward the goal of enhancing shareholder value.   Toward that end, we expect that our deposit pricing strategy during fiscal 2008 will continue to reduce interest costs by continuing to incrementally lower interest rates paid on de novo branch deposits acquired during fiscal 2007 from the higher promotional rates initially offered.  Additionally, we would expect that continued reductions in market interest rates and further steepening of the yield curve during fiscal 2008 may also have a beneficial impact on earnings.  The resiliency of the Bank’s de novo branch deposits to further interest rate reductions and movements in market interest rates and their respective impact on earnings, however, can not be assured.

Executive Summary

The Company's results of operations depend primarily on its net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities.  It is a function of the average balances of loans and investments versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and investments versus the cost of those deposits and borrowed funds.  Our loans consist primarily of residential mortgage loans, comprising first and second mortgages and home equity lines of credit, and commercial loans, comprising multi-family and nonresidential real estate mortgage loans, construction loans and business loans.  Our investments primarily include U.S. Agency residential mortgage-related securities and U.S. Agency debentures.  Our interest-bearing liabilities consist primarily of retail deposits and borrowings from the Federal Home Loan Bank of New York.

During the first three months of fiscal 2008, the Company’s net interest spread increased 6 basis points to 1.50% in comparison to 1.44% for fiscal 2007, as the increase in the yield on earning assets outpaced the increase in the Company's cost of interest-bearing liabilities.  This widening of our net interest spread reversed the trend of spread compression previously reported during fiscal 2007 when the Company’s net interest spread decreased 36 basis points from 1.80% during fiscal 2006.  In large part, the improvements in net interest spread for the quarter ended December 31, 2007 resulted from continued increases in the yield on loans, attributable primarily to the Company’s commercial lending strategies, which outpaced the increase in the cost of retail deposits.  The slowing rate of increase in retail deposit interest costs continued to reflect the highly competitive nature of deposit pricing within the markets served by the Company offset, in part, by the continued downward adjustment of interest rates paid on deposits acquired through the de novo branches opened during fiscal 2007 on which the Company originally paid higher, promotional interest rates.

The factors resulting in the widening of the Company’s net interest spread also positively impacted the Company’s net interest margin.  However, the impact of improved net interest spread was more than offset by the impact of the Company’s share repurchase program on the Company’s net interest margin.  The foregone interest income on the earning assets used to fund share repurchases contributed significantly to the 8 basis point reduction in the Company’s net interest margin to 2.31% for the quarter ended December 31, 2007 from 2.39% for fiscal 2007.

Our net interest spread and margin may be adversely affected throughout several possible interest rate environments.  The risks presented by movements in interest rates is addressed more fully under Item 3. Quantitative and Qualitative Disclosures About Market Risk found later in this report.

Our results of operations are also affected by our provision for loan losses.  For the three months ended December 31, 2007, the Company recorded net loan loss provision expense of $139,000.  As  reported for fiscal 2007, the provision for loan losses for the quarter ended December 31, 2007 continues to reflect the Bank’s increased strategic emphasis in commercial lending and the comparatively higher rate of growth in such loan balances than in earlier years.  No additions to the allowance for loan losses were required during the quarter ended December 31, 2007 for nonperforming loans which decreased as a percentage of total assets to 0.14% at December 31, 2007 from 0.22% at September 30, 2007.  Net loan loss provision expense, reflected as a percentage of average earning assets, increased one basis point to 0.10% for the three months ended December 31, 2007 from 0.09% reported for fiscal 2007.

Our results of operations also depend on our noninterest income and noninterest expense.  Noninterest income includes deposit service fees and charges, income on the cash surrender value of life insurance, gains on sales of loans and securities, gains on sales of other real estate owned and loan related fees and charges.  Excluding gains and losses on sale of assets, noninterest income as a percentage of average assets increased 0.02% to 0.27% for the three months ended December 31, 2007 from 0.25% for fiscal 2007 primarily due to increases in deposit services fees and charges.  Such increases were attributable, in part, to deposit service fees and charges at the Bank’s de novo branches opened during fiscal 2007.  However, the reported increase was primarily due to growth in deposit-related fees and charges within the Bank’s other branches.

Gains and losses on sale of assets, excluded in the comparison above, typically resulted from the Company selling long term, fixed rate mortgage loan originations into the secondary market.  Demand for such loans typically fluctuates with market interest rates.  As interest rates rise, market demand for long term, fixed rate mortgage loans diminishes in favor of hybrid ARMs which the Company has historically retained in its portfolio rather than selling into the secondary market.  Consequently, the gains and losses on sale of loans reported by the Company have fluctuated with market conditions.  Additionally, such gains and losses also reflected the impact of infrequent investment security sales for asset/liability management purposes.  As a percentage of average total assets, gains and losses on asset sales for the three months ended December 31, 2007 totaled 0.01% which was consistent with that reported for all of fiscal 2007.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, data processing and other general and administrative expenses. As a percentage of average total assets, noninterest expense for the three months ended December 31, 2007 totaled 2.30% representing a decrease of one basis point from 2.31% reported for fiscal 2007.

The noninterest expense reported above for the first quarter of fiscal 2008 fully reflects the ongoing costs of the three full service branches opened during the prior fiscal year.  In general, management expects occupancy and equipment expense to increase in the future as we continue to implement our de novo branching strategy to expand our branch office network.  However, the Company currently has no plans or commitments to open additional de novo branches during fiscal 2008.  Rather, the Company expects to direct significant strategic effort toward achieving profitability within each of these three branches while revisiting additional branching opportunities after fiscal 2008.  Notwithstanding the expected de novo branching hiatus for fiscal 2008, our current business plan targets the opening of up to three additional de novo branches over approximately the next five years.  The costs for land purchases or leases, branch construction costs and ongoing operating costs for additional branches will impact future earnings.

The Company also expects occupancy expense to increase in future periods as a result of the relocation of the Bank’s Bloomfield branch.  This relocation will significantly upgrade and modernize the Bloomfield branch facility supporting the Company’s deposit growth and customer service enhancement objectives.  The relocation will also support potential expansion of the administrative and lending office space within the Company’s existing headquarters facility where the branch is currently located should such expansion be required to support the Company’s business plan.  The noninterest expense reported above for the first quarter of fiscal 2008 includes the land lease costs associated with that forthcoming branch relocation which is targeted for completion during the second fiscal quarter ending March 31, 2008.

In an effort to reduce ongoing operating expenses, the Company enacted a reduction in workforce during the first quarter of fiscal 2008 resulting in the elimination of five managerial and administrative support positions.  Salary and employee benefit expense reductions resulting from this strategy are expected to total approximately $388,000 per year beginning in the second quarter of fiscal 2008, equal to annual after-tax earnings of approximately $0.02 per share based upon the Company’s outstanding shares at December 31, 2007.  The Company will continue to monitor its employee staffing levels in relation to the goals and objectives of its business plan and may consider further opportunities to adjust such staffing levels, as appropriate, to support the achievement of  those goals and objectives.

In total, our annualized return on average assets decreased three basis points to 0.07% for the three months ended December 31, 2007 from 0.10% for fiscal 2007, while annualized return on average equity decreased 13 basis points to 0.38% from 0.51% for the same comparative periods.

Comparison of Financial Condition at December 31, 2007 and September 30, 2007

Our total assets decreased by $5.0 million, or 0.9%, to $568.7 million at December 31, 2007 from $573.7 million at September 30, 2007.  The decrease primarily reflected comparatively lower balances of cash and cash equivalents, investment securities and loans held for sale offset by growth in loans receivable, net.

Cash and cash equivalents decreased by $5.5 million, or 14.8%, to $31.9 million at December 31, 2007 from $37.4 million at September 30, 2007.  The net decrease in cash and cash equivalents primarily reflects cash outflows funding share repurchases and growth in loans receivable, net which were partially offset by cash inflows from net reductions in investment securities and loans held for sale.  The balance of cash and cash equivalents continues to reflect the accumulation of short term, interest-earning investments which resulted from the net cash inflows associated with deposit growth during fiscal 2007.  The cash inflows from a portion of this deposit growth were retained in short term liquid assets given the favorable yields of such assets at the time compared with that of other shorter duration investment security alternatives.  The Company may reinvest a portion of its short term liquid assets into investment securities as that comparative yield relationship changes.

Notwithstanding this short term investment strategy, the Company expects to reinvest proceeds received through its growth in deposits into the loan portfolio over time as lending opportunities arise.  To the extent supported by commercial loan demand and origination volume, the Company expects to reinvest deposit proceeds into such loans.  However, the net addition of residential mortgages to the loan portfolio, including longer term, fixed rate 1-4 family mortgages previously sold into the secondary market, is expected to augment the growth in commercial loans as a reinvestment alternative for a portion of the accumulated balance of cash and cash equivalents.  (See further discussion in the subsequent section titled “Quantitative and Qualitative Disclosures About Market Risk”.)

Securities classified as available-for-sale decreased $10.4 million, or 17.9%, to $47.7 million at December 31, 2007 from $58.1 million at September 30, 2007.  By contrast, securities held-to-maturity increased approximately $834,000, or 12.4% to $7.6 million at December 31, 2007 from $6.7 million at September 30, 2007.  The net increase in held-to-maturity securities reflected the purchase of one fixed rate mortgage-backed security for which the institution received Community Reinvestment Act (“CRA”) credit.  The overall decline in investment balances reflects the Company’s continued strategy of utilizing a portion of the cash flows from the investment securities portfolio to augment the funding of its growth in commercial real estate and business loans and repay maturing borrowings.

The following table compares the composition of the Company's investment securities portfolio by security type as a percentage of total assets at December 31, 2007 with that of September 30, 2007.  Amounts reported exclude unrealized gains and losses on the available for sale portfolio.

	December 31, 2007		September 30, 2007
Type of Securities	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Fixed rate MBS	$11,886	2.09%	$11,454	2.00%
ARM MBS	12,916	2.27	14,470	2.52
Fixed rate CMO	26,551	4.67	35,280	6.14
Floating rate CMO	1,996	0.35	2,047	0.36
Fixed rate agency debentures	2,000	0.35	2,000	0.35

Total	$55,349	9.73%	$65,251	11.37%

Assuming no change in interest rates, the estimated average life of the investment securities portfolio was 2.43 years and 2.24 years, respectively, at December 31, 2007 and September 30, 2007.  Assuming a hypothetical immediate and permanent increase in interest rates of 300 basis points, the estimated average life of the portfolio would have extended to 2.94 years and 2.65 years at December 31, 2007 and September 30, 2007, respectively.

Loans receivable, net increased by $11.2 million, or 2.6%, to $449.1 million at December 31, 2007 from $437.9 million at September 30, 2007.  The growth was comprised of net increases in commercial loans totaling $12.0 million or 8.4%.  Such loans include multi-family, nonresidential real estate, construction and business loans.  The increase in loans receivable, net also included net increases in home equity loans and home equity lines of credit totaling $1.3 million.  Offsetting the growth in these categories was a $2.0 million decrease in the balance of 1-4 family first mortgages resulting from reduced strategic emphasis on the origination of such loans and net increases to the allowance for loan losses totaling $139,000.

One- to four-family mortgage loans are generally grouped by the Bank into one of three categories based upon underwriting criteria: “Prime”, “Alt-A” and “Sub-prime” mortgages.  Sub-prime loans are generally defined by the Bank as loans to borrowers with deficient credit histories and/or higher debt-to-income ratios.  Loans falling within the Alt-A category, as defined by the Bank, include loans to borrowers with blemished credit credentials that are less severe than those characterized by Sub- prime loans but otherwise preclude the loan from being considered Prime.  Alt-A loans may also be characterized by other underwriting or documentation exceptions such as reduced or limited loan documentation.  Loans without the deficiencies or exceptions characterizing Sub-prime and Alt-A loans are considered Prime and comprise the significant majority of the one-to four-family mortgages originated and retained by the Bank.

The Bank does not currently offer Sub-prime loan programs.  Prior to fiscal 2007, the Bank had offered a limited number of one-to four-family loan programs through which it originated and retained Sub-prime loans to borrowers with deficient credit histories or higher debt-to-income ratios.  At December 31, 2007 and September 30, 2007, the remaining balance of these loans was approximately $1.3 million and $1.4 million, respectively, comprising 11 loans for each period.  All such loans were current for the periods reported.

Through fiscal 2007, the Bank offered an Alt-A stated income loan program by which it originated and retained loans to borrowers whose  income was affirmatively stated at the time of application, but not verified by the Bank.  The Bank discontinued that program in the first quarter of fiscal 2008.  At both December 31, 2007 and September 30, 2007, the remaining balance of these loans was approximately $8.5 million, comprising 27 loans for each period.  All such loans were current for the periods reported.

The Bank continues to offer a limited Alt-A program through which it originates and sells all such loans to FNMA under its Expanded Approval program on a non-recourse, servicing retained basis.  A significant portion of the loans originated under this remaining Alt-A program support the procurement of mortgage financing for first time home buyers.

The following two tables compare the composition of the Company's loan portfolio by loan type as a percentage of total assets at December 31, 2007 with that of September 30, 2007.  Amounts reported exclude allowance for loan losses and net deferred origination costs.

The table below generally defines loan type by loan maturity and/or repricing characteristics:

	December 31, 2007		September 30, 2007
Type of Loans	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Construction	$34,459	6.06%	$32,592	5.68%
1/1 and 3/3 ARMs	7,630	1.34	7,642	1.33
3/1 and 5/1 ARMs	141,041	24.81	142,254	24.80
5/5 and 10/10 ARMs	47,004	8.27	46,017	8.02
7/1 and 10/1 ARMs	4,434	0.78	3,500	0.61
15 year fixed or less	136,514	24.00	129,158	22.52
Greater than 15 year fixed	50,965	8.96	52,012	9.07
Prime-indexed HELOC	20,720	3.64	19,756	3.44
Consumer	771	0.14	655	0.11
Business	7,194	1.26	7,024	1.22

Total	$450,732	79.26%	$440,610	76.80%

At December 31, 2007 and September 30, 2007, respectively, the balance of one-to four-family mortgage loans included $23.9 million and $22.6 million of thirty year adjustable rate loans with initial fixed interest rate periods of three to five years during which time monthly loan payments comprise interest only.  After the initial period, the monthly payments on such loans are adjusted to reflect the collection of both interest and principal over the loan’s remaining term to maturity.

The table below generally defines loan type by collateral or purpose:

	December 31, 2007		September 30, 2007
Type of Loans	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Construction	$34,459	6.06%	$32,592	5.68%
1-4 family mortgage	275,271	48.41	278,183	48.50
Multifamily (5+) mortgage	33,059	5.81	30,585	5.33
Nonresidential mortgage	75,920	13.35	68,474	11.94
Land	3,339	0.59	3,341	0.58
1-4 family HELOC	20,720	3.64	19,756	3.44
Consumer	770	0.14	655	0.11
Business	7,194	1.26	7,024	1.22

Total	$450,732	79.26%	$440,610	76.80%

Total deposits increased by $388,000, or 0.1%, to $429.0 million at December 31, 2007 from $428.6 million at September 30, 2007.  This net growth reflected increases in certificates of deposit of $6.3 million offset by reductions in other deposit categories.  In particular, the balance of noninterest bearing deposits decreased $4.4 million due primarily to the transfer of an attorney trust account included in the balance of noninterest-bearing deposits at September 30, 2007 to an interest-bearing IOLTA account during the current quarter.

The following table compares the composition of the Company's deposit portfolio by category as a percentage of total assets at December 31, 2007 with that of September 30, 2007.

	December 31, 2007		September 30, 2007
Deposit category	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Money market checking	$92,867	16.32%	$92,550	16.13%
Noninterest bearing checking	26,137	4.60	30,494	5.31
Interest bearing checking	18,540	3.26	19,245	3.35
Money market savings	9,475	1.67	10,263	1.79
Other savings	82,164	14.45	82,515	14.38
Certificates of deposit	199,805	35.13	193,533	33.74

Total	$428,988	75.43%	$428,600	74.70%

The following table compares the composition of the Company's deposit portfolio by branch as a percentage of total assets at December 31, 2007 with that of September 30, 2007.

	December 31, 2007		September 30, 2007
Deposit category	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Bloomfield	$222,642	39.15%	$223,557	38.97%
Cedar Grove	108,516	19.08	111,030	19.35
Verona	51,237	9.01	55,193	9.62
Nutley	21,271	3.74	23,534	4.10
Clifton	25,322	4.45	15,286	2.66

Total	$428,988	75.43%	$428,600	74.70%

FHLB advances decreased $1.0 million, or 2.7%, to $36.6 million at December 31, 2007 from $37.6 million at September 30, 2007.  The reduction was primarily attributable to the repayment of a maturing fixed rate FHLB term advance.

The following table compares the composition of the Company's borrowing portfolio by remaining term to maturity as a percentage of total assets at December 31, 2007 with that of September 30, 2007.  Scheduled principal payments on amortizing borrowings are reported as maturities.

	December 31, 2007		September 30, 2007
Remaining Term	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Overnight	$-	-%	$-	-%
One year or less	12,066	2.12	12,065	2.10
One to two years	7,530	1.32	7,547	1.32
Two to three years	6,000	1.06	6,000	1.05
Three to four years	6,000	1.06	6,000	1.05
Four to five years	5,000	0.88	5,000	0.87
More than five years	-	-	1,000	0.17

Total	$36,596	6.44%	$37,612	6.56%

Equity decreased $4.1 million, or 4.1% to $96.5 million at December 31, 2007 from $100.6 million at September 30, 2007.  The reported decrease in equity was primarily attributable to a $4.6 million increase in Treasury stock resulting from the Company’s share repurchases during the first quarter of fiscal 2008.

Comparison of Operating Results for the Three Months Ended December 31, 2007 and December 31, 2006

General.  Net income for the three months ended December 31, 2007 was $93,000, a decrease of $236,000, or 71.7% from the three months ended December 31, 2006.  The decrease in net income resulted from a decrease in net interest income, an increase in the provision for loan losses and an increase in noninterest expense partially offset by an increase in noninterest income and a decrease in the provision for income taxes.

Interest Income.  Total interest income increased 16.8% or $1.1 million to $7.8 million for the three months ended December 31, 2007 from $6.7 million for the three months ended December 31, 2006.  For those same comparative periods, the average yield on interest-earning assets increased 36 basis points to 5.84% from 5.48% while the average balance of interest-earning assets increased $46.9 million to $536.9 million from $490.0 million.

Interest income on loans increased $959,000 or 16.6%, to $6.7 million for the three months ended December 31, 2007 from $5.8 million for the three months ended December 31, 2006.  This increase was due, in part, to a $40.1 million increase in the average balance of loans receivable, including loans held for sale, to $443.4 million for the three months ended December 31, 2007 from $403.2 million for the three months ended December 31, 2006.  In addition, the average yield on loans increased 35 basis points to 6.08% from 5.73% for those same comparative periods.  The increase in the average balance and yield on loans receivable was primarily attributable to the Company’s strategic emphasis on commercial lending.

The rise in interest income on loans was partially offset by lower interest income on securities, which decreased $195,000 or 23.2% to $646,000 for the three months ended December 31, 2007 from $841,000 for the three months ended December 31, 2006.  The decrease was due, in part, to a $24.6 million decline in the average balance of investment securities, excluding the available for sale mark to market adjustment, to $57.4 million for the three months ended December 31, 2007 from $82.0 million for the three months ended December 31, 2006.  The impact on interest income attributable to this decrease was partially offset by a 40 basis point increase in the average yield on securities which grew to 4.50% from 4.10% for the same comparative periods.  The increase in yield primarily resulted from the maturity and repayment of lower yielding investment securities coupled with higher yields on newly purchased securities and existing adjustable rate securities in portfolio which have repriced upward in accordance with the general movement of market interest rates during the prior fiscal year.

Further, interest and dividend income on federal funds sold, other interest-bearing deposits and FHLB stock increased $363,000 to $450,000 for three months ended December 31, 2007 from $88,000 for the three months ended December 31, 2006.  This growth in income was due primarily to a $32.8 million increase in the average balance of these assets to $39.0 million for the three months ended December 31, 2007 from $6.3 million for the three months ended December 31, 2006.  The impact of the increase in the average balance was partially offset by a decline in the average yield of these assets which decreased 233 basis points to 4.99% from 7.32% for the same comparative periods.  The average balances reported and used for yield calculations reflect, where appropriate, the reduction for outstanding checks issued against such accounts.  This has the effect of increasing the reported yield on such assets.

Interest Expense.  Total interest expense increased by $1.2 million or 33.7% to $4.7 million for the three months ended December 31, 2007 from $3.5 million for the three months ended December 31, 2006.  For those same comparative periods, the average cost of interest-bearing liabilities increased 40 basis points from 3.93% to 4.33%, while the average balance of interest-bearing liabilities increased $77.0 million or 21.4% to $437.0 million for the three months ended December 31, 2007 from $359.9 million for the three months ended December 31, 2006.

Interest expense on deposits increased $1.4 million or 48.8% to $4.2 million for the three months ended December 31, 2007 from $2.8 million for the three months ended December 31, 2006.  This increase was due largely to growth in the average balance of interest-bearing deposits which grew $93.3 million to $399.4 million for the three months ended December 31, 2007 from $306.0 million for the three months ended December 31, 2006.  The reported net growth in average interest-bearing deposits comprised $77.5 million and $29.9 million of growth in the average balance of interest-bearing checking accounts and certificates of deposit, respectively.  Offsetting this growth was a net decline in the average balance of savings accounts totaling $14.1 million.

The growth in the average balance of interest-bearing deposits for the more recent period was primarily attributable to the Bank’s three de novo branches which opened during fiscal 2007.  The growth in deposits at these branches, coupled with higher promotional interest rates paid on those deposits, contributed significantly to the reported increase in deposit interest expense.  However, a portion of this increase was also attributable to continued upward pressure on deposit interest rates in the other highly competitive markets serviced by the Bank.

In total, the average cost of interest-bearing deposits increased 52 basis points to 4.24% for the three months ended December 31, 2007 from 3.72% for the three months ended December 31, 2006.  The components of this increase include a 148 basis point increase in the average cost of interest-bearing checking accounts to 4.41% from 2.93% and a 37 basis point increase in the average cost of certificates of deposit to 4.91% from 4.54%, partially offset by a six basis point decline in the average cost of savings accounts to 2.62% from 2.68%.

Interest expense on FHLB advances decreased $197,000 to $494,000 for the three months ended December 31, 2007 from $691,000 for the three months ended December 31, 2006.  This decrease was due, in part, to a $16.3 million decrease in the average balance of advances to $37.6 million for the three months ended December 31, 2007 from $53.9 million for the three months ended December 31, 2006.  The impact on interest expense from the lower average balances reported was offset, in part, by a 13 basis point increase in the average cost of advances to 5.26% for the three months ended December 31, 2007 from 5.13% for the three months ended December 31, 2006.  The higher average cost for the current period was primarily attributable to the repayment of maturing term advances since the close of the earlier comparative period whose total weighted average cost was below that of the average outstanding balance during that earlier comparative period.

Net Interest Income.  Net interest income decreased by $68,000 or 2.1%, to $3.1 million for the three months ended December 31, 2007 from $3.2 million for the three months ended December 31, 2006.  The Company’s net interest spread declined four basis points to 1.50% from 1.54% for the same comparative periods, while the net interest margin decreased 28 basis points to 2.31% from 2.59%.  As noted earlier, the change in the Company’s net interest margin was significantly impacted by the Company’s share repurchase plans.  The average balance of Company’s treasury stock increased $22.3 million to $31.9 million for the three months ended December 31, 2007 from $9.6 million for the three months ended December 31, 2006. Based upon that growth in the average balance of the Company’s treasury stock account and its average yield on earning assets reported for the earlier comparative period, the Company estimates that the reported $68,000 decline in net interest income includes a decrease of approximately $305,000 attributable to interest earned during the earlier comparative period on the earning assets that were subsequently utilized to fund share repurchases.

Provision for Loan Losses.  Using the loan loss allowance methodology described under Critical Accounting Policies found later in this discussion, the provision for loan losses totaled $139,000 for the three months ended December 31, 2007, representing an increase of $89,000 from the three months ended December 31, 2006.  The provision expense for the earlier comparative quarter reflected the reversal of an $86,000 loss reserve against a previously impaired loan participation.  Excluding this adjustment, the Bank’s provision expense for the earlier quarter totaled $136,000.  For both comparative quarters, the increases to the allowance for loan losses resulted from the application of historical and environmental loss factors against the net growth in loans in accordance with the Bank’s loan loss allowance methodology.

In total, the allowance for loan losses as a percentage of gross loans outstanding increased to 0.60% at December 31, 2007 representing an increase of 7 basis points from 0.53% at December 31, 2006.  These ratios reflect allowance for loan loss balances of $2.7 million and $2.2 million, respectively.  The overall increase in the ratio of allowance to gross loans reported reflects the changing composition of the portfolio with greater strategic emphasis on loans with higher risk factors.  As noted earlier, no additions to the allowance for loan losses were required for nonperforming loans, which decreased to 0.14% of total assets at December 31, 2007 from 0.32% at December 31, 2006.  The level of the allowance is based on estimates and the ultimate losses may vary from those estimates.

Noninterest Income.  Noninterest income increased $108,000 to $395,000 for the three months ended December 31, 2007 from $287,000 for the three months ended December 31, 2006.  The growth in noninterest income was attributable, in part, to comparative increases in deposit service fees and charges of $66,000.  Such increases were  attributable, in part, to deposit service fees and charges at the Bank’s de novo branches opened during fiscal 2007.  However, the reported increase was primarily due to growth in deposit-related fees and charges within the Bank’s other branches.  The Company also reported a $50,000 increase in income from the cash surrender value of life insurance attributable to a combination of higher average balances and improved yields on those assets.  These increases were primarily offset by lower loan servicing fee income attributable to a lower outstanding balance of mortgage loans serviced for others.

Noninterest Expense.  Noninterest expense increased $386,000 to $3.3 million for the three months ended December 31, 2007 from $2.9 million for the three months ended December 31, 2006.  Significant components of this growth in operating costs include comparative increases to salaries and employee benefits of $178,000 and increased occupancy and equipment costs of $238,000.  Offsetting these increases were reductions in advertising and marketing expenses totaling $34,000.

The net increase in salaries and employee benefits for the comparative periods includes several offsetting components.  Foremost was an increase is employee wages and salaries of $209,000 attributable primarily to additional Bank staff supporting the three de novo branches opened during fiscal 2007.  Associated increases in benefits and payroll taxes totaling $14,000 and $15,000, respectively, were also recorded in the more recent quarter.  Additionally, expenses associated with the Bank’s supplemental executive retirement program increased approximately $41,000 due largely to updated assumptions used in benefit accrual calculations.  Offsetting these increases were comparative decreases in year end bonus-related expenses of $74,000 attributable largely to the reversal in the current quarter of estimated expense accruals recorded during fiscal 2007 that had exceeded actual amounts paid.  Finally, ESOP expense for the comparative periods decreased $20,000 due to the comparatively lower average price of the Company’s shares during the more recent period.

The reported reduction in advertising and marketing expenses reflects the higher costs in the earlier comparative period attributable to promoting the grand opening of the first of the prior year’s three de novo branches during December 2006.

The addition of three de novo branches during fiscal 2007 was a significant contributor to the reported net increase in occupancy and equipment expense for the three months ended December 31, 2007.  However, the reported increase also reflects the land lease costs to date associated with the relocation of Bank’s Bloomfield branch which is currently under construction and targeted for completion during the second fiscal quarter ending March 31, 2008.  In addition to these branch-related costs, the reported increase in occupancy and equipment costs also included a $37,000 increase attributable to the expanded outsourcing of network infrastructure management services.  The reported increase resulted from the Bank’s decision to consolidate the provision of a variety of information technology administration support services under a single outsourced service provider.  Such services had previously been rendered by a combination of other outsourced and in-house resources.  This decision resulted in the elimination of one managerial position within the Bank’s MIS department during the fourth quarter of fiscal 2007.

Provision for Income Taxes.  The provision for income taxes decreased $199,000 for the three months ended December 31, 2007 compared with the three months ended December 31, 2006.  For those same comparative periods, the Company’s effective tax rate was -13.4% and 36.4%, respectively.  The lower effective tax rate in the current period was largely the result of the level of “tax favored” income reported by the Company for the comparative period in relation to the level of pretax net income reported by the Company for those same periods.  “Tax favored” income arises from revenue sources on which the Company pays income taxes at a comparatively lower effective tax rate than it generally pays on other sources of income.

Specifically, the Company’s  effective tax rate is influenced by the level of interest income on investment securities held by the Bank's investment subsidiary, American Savings Investment Corporation ("ASIC").  ASIC is a wholly owned New Jersey investment subsidiary formed in August 2004 by American Bank of New Jersey.  The purpose of this subsidiary is to invest in stocks, bonds, notes and all types of equity, mortgages, debentures and other investment securities.  Interest income from this subsidiary is taxed by the state of New Jersey at an effective rate lower than the statutory corporate state income tax rate.  Additionally, the Company also recognizes tax exempt income from the cash surrender value of bank owned life insurance.

The Company recognized income from these two “tax favored” sources during both comparative quarters.  However, the comparatively lower pretax net income reported for current quarter resulted in the items discussed above having a proportionally greater net beneficial impact on the Company’s reported effective tax rate in the current period.

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

Application of the Bank's loan loss methodology outlined above results, in part, in historical and environmental loss factors being applied to the outstanding balance of homogeneous groups of loans to estimate probable credit losses.  Both historical and environmental loss factors are reviewed and updated quarterly, where appropriate, as part of management's assessment of the allowance for loan losses.  No significant changes to loss factors used in the Bank’s loss provision calculations were made during the quarter ended December 31, 2007.

Management generally expects provisions for loan losses to continue to increase as a result of the net growth in loans called for in the Company's business plan.  Specifically, our business strategy calls for increased strategic emphasis in commercial lending.  The loss factors used in the Bank's allowance for loan loss calculations are generally higher for such loans compared with those applied to one-to-four family mortgage loans.  Consequently, management expects the net growth in commercial loans called for in the Company’s strategic business plan to result in required loss provisions that exceed those recorded in prior years when comparatively greater strategic emphasis had been placed on growth in 1-4 family mortgage loans.

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

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities.  On a longer-term basis, the Bank maintains a strategy of investing in various loan products and in securities collateralized by loans.  The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities.  At December 31, 2007, the total approved loan origination commitments outstanding amounted to $32.9 million.  At the same date, unused lines of credit were $28.5 million and undisbursed construction loans in process were $19.5 million.

Certificates of deposit scheduled to mature in one year or less at December 31, 2007, totaled $177.0 million.  Notwithstanding promotional deposit pricing strategies relating to the Bank’s de novo branches, Management's general policy is to maintain deposit rates at levels that are competitive with other local financial institutions.  Based on the competitive rates and on historical experience, management believes that a significant portion of maturing certificates of deposit will remain with the Bank.  Additionally, at December 31, 2007 the Bank had $12.1 million of borrowings from the Federal Home Loan Bank of New York ("FHLB") maturing in less than one year.  Repayment of such advances increases the Bank's unused borrowing capacity from the FHLB which totaled $105.7 million at December 31, 2007.  In calculating our borrowing capacity, the Bank utilizes the FHLB's guideline, which generally limits advances secured by residential mortgage collateral to 25% of the Bank's total assets.

The following tables disclose our contractual obligations and commercial commitments as of December 31, 2007.  Scheduled principal payments on amortizing borrowings are reported as maturities.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)

Time Deposits	$199,805	$176,982	$8,451	$4,335	$10,037
FHLB advances(1)	36,596	12,066	13,530	11,000	-

Total	$236,401	$189,048	$21,981	$15,335	$10,037
_______________________
(1)	At December 31, 2007, the total collateralized borrowing limit was $142.3 million, of which we had $36.6 million outstanding.

	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In thousands)

Lines of credit(1)	$28,547	$2,415	$774	$437	$24,921
Land lease - Bloomfield	2,307	51	277	279	1,700
Building lease - Nutley	1,477	84	184	186	1,023
Construction loans in
process(1)	19,503	13,777	5,726	-	-
Other commitments to
extend credit(1)	32,885	32,885	-	-	-

Total	$84,719	$49,212	$6,961	$902	$27,644
___________________
(1)	Represents amounts committed to customers.

In addition to the commitment included in the table above, the Bank has one outstanding standby letter of credit totaling $160,714.  The standby letter of credit, which represents a contingent liability to the Bank, expires in May 2008.

Regulatory Capital

Consistent with its goals to operate a sound and profitable financial organization, American Bank of New Jersey actively seeks to maintain its classification as a "well capitalized" institution in accordance with regulatory standards.  The Bank's total equity was $77.7 million at December 31, 2007, or 13.65% of total assets on that date.   As of December 31, 2007, the Bank exceeded all capital requirements of the Office of Thrift Supervision.  The Bank's regulatory capital ratios at December 31, 2007 were as follows: Core capital, 13.66%; Tier I risk-based capital, 21.17%; and total risk-based capital, 21.91%.  The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

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

Tables presenting the composition and allocation of the Company's interest-earning assets and interest-costing liabilities from an interest rate risk perspective are set forth in the preceding section of this report titled "Comparison of Financial Condition at December 31, 2007 and September 30, 2007."  These tables present the Company's investment securities, loans, deposits, and borrowings by categories that reflect certain characteristics of the underlying assets or liabilities that impact the Company’s interest rate risk.  Shown as a percentage of total assets, the comparative data presents changes in the composition and allocation of those interest-earning assets and interest-costing liabilities that have influenced the level of interest rate risk embedded within the Company's balance sheet.

Our net interest margin may be adversely affected throughout several possible interest rate environments.  For example, during fiscal 2007, the continued inversion of the yield curve, by which shorter term market interest rates exceed those of longer term rates, triggered further increases in the Bank's cost of interest-bearing liabilities that outpaced our increase in yield on earning assets causing further net interest spread compression.  Such compression resulted in a 0.36% reduction in our net interest spread to 1.44% for fiscal 2007 from 1.80% for the fiscal year ended September 30, 2006.

As noted in the Executive Summary discussion earlier, that trend was reversed in the first quarter of fiscal 2008 when the Company’s net interest spread increased 6 basis points to 1.50% in comparison to 1.44% for fiscal 2007 as the increase in the yield on earning assets outpaced the increase in the Company's cost of interest-bearing liabilities.  In large part, the improvements in net interest spread for the quarter ended December 31, 2007 resulted from continued increases in the yield on loans, attributable primarily to the Company’s commercial lending strategies, which outpaced the increase in the cost of retail deposits.  The slowing rate of increase in retail deposit interest costs continued to reflect the highly competitive nature of deposit pricing within the markets served by the Company offset, in part, by the continued downward adjustment of interest rates paid on deposits acquired through the de novo branches opened during fiscal 2007 on which the Company originally paid higher, promotional interest rates.

Notwithstanding the reported improvement in the net interest spread reported for the first quarter of fiscal 2008, our earnings may continue to be impacted by an "earnings squeeze" in the future resulting from further movements in market interest rates.  For example, we are vulnerable to an increase in interest rates because the majority of our loan portfolio consists of longer-term, fixed rate loans and adjustable rate mortgages, most of which are fixed rate for an initial period of time.  At December 31, 2007, excluding allowance for loan losses and net deferred origination costs and including loans held for sale, loans totaled $450.7 million comprising 79.26% of total assets.  As presented in the loan-related tables in the preceding section of this report titled "Comparison of Financial Condition at December 31, 2007 and September 30, 2007", loans reported as fixed rate mortgages totaled $187.5 million or 33.0% of total assets while ARMs totaled $200.1 million or 35.2% of total assets. In a rising rate environment, our cost of funds may increase more rapidly than the interest earned on our loan portfolio and investment securities portfolio because our primary source of funds is deposits with substantially greater repricing sensitivity than that of our loans and investment securities.  Having interest-bearing liabilities that reprice more frequently than interest-earning assets is detrimental during periods of rising interest rates and could cause our net interest spread to shrink because the increase in the rates we would earn on our securities and loan portfolios would be less than the increase in the rates we would pay on deposits and borrowings.

 Notwithstanding the risks presented by the flat to inverted yield curve that was prevalent during fiscal 2007, or those resulting from further increases to short term interest rates, a significant decrease in market interest rates could, by contrast, trigger a new wave of loan refinancing that could result in the margin compression experienced in prior years when rates fell to their historical lows.

The Bank also faces the risk of continued disintermediation of our deposits into higher cost accounts as well as the expectation for some amount of deposit outflows.  Specifically, we were successful in growing non-maturity deposits during fiscal 2007 due, in part, to higher promotional interest rates paid at the Bank’s three newest branches.  Our ability to retain these deposits as rates on such accounts are incrementally adjusted to “non-promotional” levels continues to be rigorously tested.  We expect that a portion of recently acquired deposits may be subject to disintermediation into higher yielding deposit accounts, such as certificates of deposit, while the most “price sensitive” of those deposits may be withdrawn.  A portion of the Bank’s recent accumulation of short term liquid assets has been attributable to managing the contingency of that latter risk.

Quantitative Aspects of Market Risk.  The following table presents American Bank of New Jersey's net portfolio value as of September 30, 2007 – the latest date for which information is available.  The net portfolio value was calculated by the Office of Thrift Supervision, based on information provided by the Bank.

	Net Portfolio Value		Net Portfolio Value as % of Present Value of Assets			Board Established Limits
Changes in Rates	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change	Net Portfolio Value Ratio	Basis Point Change
(Dollars in thousands)

+300 bp	68,496	-20,370	-23%	12.56%	-289bp	5.00%	-450bp
+200 bp	75,408	-13,458	-15%	13.59%	-186bp	6.00%	-300bp
+100 bp	82,544	-6,322	-7%	14.60%	-85bp	7.00%	-150bp
0 bp	88,866			15.45%		8.00%
-100 bp	92,869	4,003	+5%	15.93%	+48bp	7.00%	-150bp
-200 bp	94,509	5,644	+6%	16.06%	+61bp	6.00%	-300bp

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

Strategies for the Management of Interest Rate Risk and Market Risk.  The Board of Directors has established an Asset/Liability Management Committee which is responsible for monitoring interest rate risk.  The committee comprises the Bank's Chief Executive Officer, the Bank's President and Chief Operating Officer, the Bank's Senior Vice President and Chief Financial Officer, the Bank's Senior Vice President and Chief Lending Officer, the Bank's Senior Vice President Commercial Real Estate, the Bank’s VP Branch Administration and the Bank's Vice President and Controller.  Management conducts regular, informal meetings, generally on a weekly basis, to address the day-to-day management of the assets and liabilities of the Bank, including review of the Bank's short term liquidity position; loan and deposit pricing and production volumes and alternative funding sources; current investments; average lives, durations and repricing frequencies of loans and securities; and a variety of other asset and liability management topics.  The committee generally meets quarterly to formally review such matters.  The results of the committee's quarterly review are reported to the full Board, which makes adjustments to the Bank's interest rate risk policy and strategies, as it considers necessary and appropriate.

The qualitative and quantitative interest rate analysis presented above indicate that various foreseeable movements in market interest rates may have an adverse effect on our net interest margin and earnings.  The growth and diversification strategies outlined in the Company’s current business plan are designed not only to enhance earnings, but also to better support the resiliency of those earnings throughout various movements in interest rates.  Toward that end, implementation of the Company’s business plan over time is expected to result in a better matching of the repricing characteristics of its interest-earning assets and interest-bearing liabilities.  Specific business plan strategies to achieve this objective include:

(1)            Open up to three de novo branches over the next five years with an emphasis on growth in non-maturity deposits;

(2)            Attract and retain lower cost business transaction accounts by expanding and enhancing business deposit services including online cash management and remote deposit capture services;

(3)            Attract and retain lower cost personal checking and savings accounts through expanded and enhanced cross selling efforts;

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

At December 31, 2007, the Bank did not have any outstanding contracts to sell mortgage loans into the secondary market.  In general, the Bank intends to discontinue the sale of most 1-4 family mortgage loan originations for a period of time to augment the growth in commercial loans through which the Bank will reinvest a portion of the balances of cash and cash equivalents accumulated during fiscal 2007.  As discussed in the preceding section titled “Comparison of Financial Condition at December 31, 2007 and September 30, 2007”, such balances resulted from significant growth in deposits acquired through the Bank’s de novo branches opened during the prior fiscal year.  The Bank continues to offer a limited Alt-A program through which it originates and sells all such loans to FNMA under its Expanded Approval program on a non-recourse, servicing retained basis.  The Bank will carefully monitor the earnings, liquidity, and balance sheet allocation impact of these strategies and make interim adjustments, as necessary, to support achievement of the Company’s business plan goals and objectives.

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

(b)
Changes in internal controls: In the quarter ended December 31, 2007, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

At December 31, 2007, the Company and its subsidiaries were not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business.  Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 1A.   RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended September 30, 2007.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our share repurchase activity during the three months ended December 31, 2007 and additional information regarding our share repurchase program.

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under Plans or Programs
Repurchases for the Month October 1 – October 31, 2007 November 1 – November 30, 2007 December 1 – December 31, 2007 Total repurchases	- 158,928 277,546 436,474	- $10.50 $10.34 $10.40	- 158,928 277,546 436,474	436,474 277,546 - (1)
_________________________
 (1)     On January 3, 2008, the Company announced the initiation of a new stock repurchase program to purchase up to an additional 5% of its outstanding shares.

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

American Bancorp of New Jersey, Inc. (Registrant)

Date: February 11, 2008	/s/ Joseph kliminski
Joseph Kliminski Chief Executive Officer

Date: February 11, 2008	/s/ Eric B. Heyer
Eric B. Heyer Senior Vice President and Chief Financial Officer