Form 10-Q
period 2008-03-31
AMERICAN BANCORP OF NEW JERSEY INC
filed 2008-05-12
CIK 1330039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to ______

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

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

As of May 9, 2008, there were 11,139,046 outstanding shares of the Registrant's Common Stock.

AMERICAN BANCORP OF NEW JERSEY, INC.

ITEM 1.	FINANCIAL STATEMENTS

American Bancorp of New Jersey, Inc.
Statements of Financial Condition
(in thousands, except share data)
(unaudited)
	March 31, 2008	September 30, 2007
ASSETS
Cash and cash equivalents
Cash and due from banks	$10,498	$9,983
Interest-bearing deposits	2,208	14,638
Federal funds sold	15,532	12,800
Total cash and cash equivalents	28,238	37,421
Securities available-for-sale	94,312	58,093
Securities held-to-maturity (fair value, March 31, 2008 - $7,248 September 30, 2007 - $6,671)	7,200	6,730
Loans held for sale	-	1,243
Loans receivable, net of allowance for loan losses (March 31, 2008 - $2,843, September 30, 2007 - $2,568)	459,659	437,883
Premises and equipment	12,093	10,856
Federal Home Loan Bank stock, at cost	3,182	2,553
Cash surrender value of life insurance	13,480	13,214
Accrued interest receivable	2,473	2,212
Other assets	3,769	3,533
Total assets	$624,406	$573,738
LIABILITIES AND EQUITY
Deposits
Non-interest-bearing	$31,167	$30,494
Interest-bearing	405,863	398,106
Total deposits	437,030	428,600
Advance payments by borrowers for taxes and insurance	2,812	2,702
Borrowings	86,580	37,612
Accrued expenses and other liabilities	4,571	4,231
Total liabilities	$530,993	$473,145
Commitments and contingent liabilities
Equity
Preferred stock, $.10 par value, 10,000,000 shares authorized at March 31, 2008 and September 30, 2007;	-	-
Common stock, $.10 par value, 20,000,000 shares authorized, 14,527,953 shares issued at March 31, 2008 and September 30, 2007; 11,142,501 and 11,946,190 outstanding at March 31, 2008 and September 30, 2007;	1,453	1,453
Additional paid in capital	114,828	113,607
Unearned ESOP shares	(7,874)	(8,099)
Retained earnings	23,499	24,258
Treasury Stock; 3,385,452 and 2,581,763 shares at March 31, 2008 and September 30, 2007	(38,732)	(30,353)
Accumulated other comprehensive gain (loss)	239	(273)
Total equity	93,413	100,593
Total liabilities and equity	$624,406	$573,738

See accompanying notes to unaudited consolidated financial statements

American Bancorp of New Jersey, Inc.
Statements of Income
(in thousands, except share data)
(unaudited)
	Six Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Interest and dividend income
Loan, including fees	$13,423	$11,906	$6,685	$6,127
Securities	1,328	1,608	683	767
Federal funds sold and other	673	353	222	265
Total interest income	15,424	13,867	7,590	7,159

Interest expense
NOW and money market	2,131	1,067	917	829
Savings	1,121	1,397	516	685
Certificates of deposit	4,850	3,942	2,430	2,045
Borrowings	1,015	1,235	521	543
Total interest expense	9,117	7,641	4,384	4,102

Net interest income	6,307	6,226	3,206	3,057

Provision for loan losses	309	243	171	193

Net interest income after provision for loan losses	5,998	5,983	3,035	2,864

Noninterest income
Deposit service fees and charges	442	335	216	175
Income from cash surrender value of life insurance	266	210	133	126
Gain on sale of loans	9	12	2	10
Loss on sales of securities available-for-sale	(5)	(11)	-	(11)
Other	121	97	87	55
Total noninterest income	833	643	438	355

Noninterest expense
Salaries and employee benefits	4,556	4,092	2,414	2,127
Occupancy and equipment	908	462	454	246
Data processing	384	358	204	183
Advertising and marketing	131	166	46	47
Professional and consulting	198	203	96	102
Legal	119	83	68	40
Other	548	549	286	277
Total noninterest expense	6,844	5,913	3,568	3,022

Income before provision for income taxes	(13)	713	(95)	197

Provision (benefit) for income taxes	(93)	234	(82)	47

Net income	$80	$479	$(13)	$150

Comprehensive income	$592	$808	$298	$303

Earnings per share:
Basic	$0.01	$0.04	$0.00	$0.01
Diluted	$0.01	$0.04	$0.00	$0.01

See accompanying notes to unaudited consolidated financial statements

American Bancorp of New Jersey, Inc.
Statements of Stockholders' Equity
Six months ended March 31, 2007
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity	Compre- hensive Income (Loss)
Balance at September 30, 2006	$1,453	$111,780	$(8,549)	$25,438	$(881)	$(4,380)	$124,861
Cumulative effect of adoption of SAB 108	-	-	-	130	-	-	130
Balance at October 1, 2006	1,453	111,780	(8,549)	25,568	(881)	(4,380)	124,991
RSP stock grants (6,249 shares issued)	-	(76)	-	-	-	76	-
RSP shares earned including tax benefit of vested awards	-	629	-	-	-	-	629
Share purchases (1,416,322 shares)	-	-	-	-	-	(17,213)	(17,213)
Stock options earned	-	281	-	-	-	-	281
ESOP shares earned	-	92	225	-	-	-	317
Cash dividends paid – $0.08 per share	-	-	-	(958)	-	-	(958)
Comprehensive income
Net income	-	-	-	479	-	-	479	$479
Change in unrealized loss on securities available-for-sale, net of taxes	-	-	-	-	329	-	329	329
Total comprehensive income								$808
Balance at March 31, 2007	$1,453	$112,706	$(8,324)	$25,089	$(552)	$(21,517)	$108,855

See accompanying notes to unaudited consolidated financial statements

American Bancorp of New Jersey, Inc.
Statements of Stockholders' Equity
Six months ended March 31, 2008
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity	Compre- hensive Income (Loss)
Balance at September 30, 2007	$1,453	$113,607	$(8,099)	$24,258	$(273)	$(30,353)	$100,593
RSP shares earned including tax benefit of vested awards	-	770	-	-	-	-	770
Tax benefit on dividends paid on unvested RSP shares	-	61	-	-	-	-	61
Share purchases (807,855 shares)	-	-	-	-	-	(8,427)	(8,427)
Stock options earned		356	-	-	-	-	356
Stock options exercised	-	(19)	-	-	-	48	29
ESOP shares earned	-	53	225	-	-	-	278
Cash dividends paid – $0.08 per share	-	-	-	(839)	-	-	(839)
Comprehensive income
Net income	-	-	-	80	-	-	80	$80
Change in unrealized loss on securities available-for-sale, net of taxes	-	-	-	-	512	-	512	512
Total comprehensive income								$592
Balance at March 31, 2008	$1,453	$114,828	$(7,874)	$23,499	$239	$(38,732)	$93,413

See accompanying notes to unaudited consolidated financial statements

American Bancorp of New Jersey, Inc.
Statements of Cash Flows
(in thousands)
(unaudited)
	Six Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net Income	$80	$479
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	252	167
Net amortization and accretion of premiums and discounts	(43)	(5)
Losses on sales of securities available-for-sale	5	11
ESOP compensation expense	278	317
RSP compensation expense	715	554
SOP compensation expense	356	281
Provision for loan losses	309	243
Increase in cash surrender value of life insurance	(266)	(210)
Gain on sale of loans	(7)	(12)
Proceeds from sales of loans	1,869	2,479
Origination of loans held for sale	(619)	(2,884)
Decrease (increase) in accrued interest receivable	(261)	(134)
Decrease (increase) in other assets	(83)	1,209
Change in deferred income taxes	(448)	(362)
Increase (decrease) in other liabilities	340	235
Net cash provided by operating activities	2,477	(50)
Cash flows from investing activities
Net increase in loans receivable	(22,085)	(24,508)
Purchases of securities held-to-maturity	(1,108)	-
Principal paydowns on securities held-to-maturity	631	906
Purchases of securities available-for-sale	(54,841)	(4,990)
Sales of securities available-for-sale	11,510	3,227
Maturities of securities available-for-sale	-	11,000
Principal paydowns on securities available-for-sale	7,964	8,473
Purchase of Federal Home Loan Bank stock	(675)	(1,971)
Redemption of Federal Home Loan Bank stock	46	2,575
Purchase of bank-owned life insurance	-	(4,000)
Purchase of premises and equipment	(1,489)	(2,836)
Net cash used in investing activities	(60,047)	(12,124)
Cash flows from financing activities
Net increase in deposits	8,430	69,025
Net change in advance payments by borrowers for taxes and insurance	110	292
Proceeds from borrowings	50,000	-
Repayment of borrowings	(1,032)	(3,031)
Net change in Federal Home Loan Bank of New York overnight lines of credit	-	(10,400)
RSP tax benefit of vested awards	55	75
Tax benefit on dividends paid on unvested RSP shares	61	-
Proceeds from stock option exercises	29	-
Cash dividends paid	(839)	(958)
RSP and treasury share purchases	(8,427)	(17,213)
Net cash provided by (used in) financing activities	48,387	37,790
Net change in cash and cash equivalents	(9,183)	25,616
Cash and cash equivalents at beginning of year	37,421	7,165
Cash and cash equivalents at end of period	$28,238	$32,781

(Continued)

American Bancorp of New Jersey, Inc.
Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2008	2007

Supplemental cash flow information: Cash paid during the period for
Interest	$9,114	$7,741
Income taxes, net of refunds	485	803

Supplemental disclosures of non-cash financing transaction:
Cumulative effect of adoption of SAB 108	-	130

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

On October 5, 2005, the Company completed a second step conversion in which the 3,888,150 shares of ASB Holding Company held by the MHC were converted and sold in a subscription offering.  Through this transaction, ASBH ceased to exist and was supplanted by American Bancorp of New Jersey, Inc. as the holding company for the Bank.  A total of 9,918,750 shares of common stock were sold in the offering at $10 per share through which the Company received proceeds of $97,524,302, net of offering costs of $1,663,198.  The Company contributed $48,762,151 or approximately 50% of the net proceeds to the Bank in the form of a capital contribution.  The Company loaned $7,935,000 to the Bank's ESOP which used those funds to acquire 793,500 shares of common stock at $10 per share.

As part of the second step conversion, each of the 1,666,350 outstanding shares of ASBH held by public shareholders was exchanged for 2.55102 of the Company's shares.  This exchange resulted in an additional 4,250,719 shares of the Company being issued, for a total of 14,169,469 outstanding shares.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank and ASB Investment Corp. (the "Investment Corp.") as of March 31, 2008 and September 30, 2007 and for the six months ended March 31, 2008 and March 31, 2007.  Significant intercompany accounts and transactions have been eliminated in consolidation.  References in this Quarterly Report on Form 10-Q to the Company generally refer to the Company and the Bank, unless the context indicates otherwise.  References to "we," "us," or "our" refer to the Bank or Company, or both, as the context indicates.

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

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.  The allowance for loan losses, prepayment speeds on mortgage–backed securities, and status of contingencies are particularly subject to change.

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

The results of operations for the six months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year or any other period.

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

The factors used in the earnings per share computation follow.

	Six Months Ended		Three Months Ended
	March 31,		March 31,

	2008	2007	2008	2007
Basic
Net income	$80	$479	$(13)	$150

Weighted average common shares outstanding	10,318,852	11,957,811	10,110,546	11,582,993

Basic earnings per common share	$0.01	$0.04	$0.00	$0.01

Diluted
Net income	$80	$479	$(13)	$150

Weighted average common shares outstanding for basic earnings per common share	10,318,852	11,957,811	10,110,546	11,582,993

Add: Dilutive effects of assumed exercises of stock options	139,706	166,342	142,214	164,132

Add: Dilutive effects of full vesting of stock awards	17,075	38,569	15,425	34,151

Average shares and dilutive potential common shares	10,475,633	12,162,722	10,268,185	11,781,276

Diluted earnings per common share	$0.01	$0.04	$0.00	$0.01

Note 3 - Other Stock-Based Compensation

At March 31, 2008, all shares and options available under the 2005 Restricted Stock Plan, 2005 Stock Option Plan and the 2006 Equity Incentive Plan had been awarded to participants.

A summary of the activity in the Company’s stock option plans for the six months ended March 31, 2008 and 2007 is as follows.

	For the six months ended
	March 31, 2008		March 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,416,948	$9.26	1,397,854	$9.23
Granted	-	-	19,094	11.87
Exercised	(4,166)	6.80	-	-
Forfeited or expired	-	-	-	-
Outstanding at end of period	1,412,782	$9.27	1,416,948	$9.26

Options exercisable at period end	590,622	$8.21	266,327	$6.80
Weighted average remaining contractual life		7.2 years		7.8 years

A summary of the status of the Company’s nonvested restricted stock plan shares as of March 31, 2008 and 2007 and changes during the six months ended March 31, 2008 and 2007 are as follows.

	For the six months ended
	March 31, 2008		March 31, 2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	414,281	$10.13	520,126	$10.04
Granted	-	-	6,249	11.87
Vested	(58,915)	8.05	(37,909)	6.80
Forfeited or expired	-	-	-	-
Outstanding at end of period	355,366	$10.47	488,466	$10.31

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The adoption of SFAS No. 157 when it becomes effective for the Company on October 1, 2008 is not expected to have a material impact on the Company’s consolidated financial statements.

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

For the fiscal year ended September  30, 2007, our commercial loans, including multi-family, nonresidential real estate, construction and business loans, grew $45.7 million, or 47.5%, from $96.2 million to $141.9 million.  This increase resulted in commercial loans growing from 24.1% to 32.4% of loans receivable, net for fiscal 2007.  Such growth continued during the six months ended March 31, 2008 when our commercial loans grew an additional $22.2 million, or 15.6%, from $141.9 million to $164.1 million increasing the percentage of commercial loans from 32.4% to 35.7% of loans receivable, net.  We expect to continue our strategic emphasis on commercial lending throughout the remainder of fiscal 2008 and thereafter.

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

Executive Summary

The Company's results of operations depend primarily on its net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities.  It is a function of the average balances of loans and investments versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and investments versus the cost of those deposits and borrowed funds.  Our loans consist primarily of residential mortgage loans, comprising first and second mortgages and home equity lines of credit, and commercial loans, comprising multi-family and nonresidential real estate mortgage loans, construction loans and business loans.  Our investments primarily include U.S. Agency residential mortgage-related securities and U.S. Agency debentures.  Our interest-bearing liabilities consist primarily of retail deposits, advances from the Federal Home Loan Bank of New York and other borrowings associated with reverse repurchase agreement transactions with institutional counterparties ..

During the first six months of fiscal 2008, the Company’s net interest spread increased 16 basis points to 1.60% in comparison to 1.44% for all of fiscal 2007.  The increase in net interest spread resulted, in part, from a 0.09% increase in the yield on earning assets to 5.73% for the six months ended March 31, 2008 from 5.64% for all of fiscal 2007.  For those same comparative periods, the Company’s cost of interest-bearing liabilities decreased 0.08% to 4.13% from 4.21%.  This widening of our net interest spread reversed the trend of spread compression previously reported during fiscal 2007 when the Company’s net interest spread decreased 36 basis points from 1.80% during fiscal 2006.  In large part, the improvements in net interest spread for the six months ended March 31, 2008 resulted from continued increases in the yield on loans, attributable primarily to the Company’s commercial lending strategies, complemented by a decrease in the cost of retail deposits.  The decrease in retail deposit interest costs continues to reflect the overall reduction in market interest rates coupled with the downward adjustment of interest rates paid on deposits acquired through the de novo branches opened during fiscal 2007 on which the Company originally paid higher, promotional interest rates.

The factors resulting in the widening of the Company’s net interest spread also positively impacted the Company’s net interest margin.  However, the impact of improved net interest spread was more than offset by the impact of the Company’s share repurchase program on the Company’s net interest margin.  The foregone interest income on the earning assets used to fund share repurchases contributed significantly to the 5 basis point reduction in the Company’s net interest margin to 2.34% for the six months ended March 31, 2008 from 2.39% for all of fiscal 2007.

Our net interest spread and margin may be adversely affected throughout several possible interest rate environments.  The risks presented by movements in interest rates is addressed more fully under Item 3. Quantitative and Qualitative Disclosures About Market Risk found later in this report.

Our results of operations are also affected by our provision for loan losses.  For the six months ended March 31, 2008, the Company recorded a net loan loss provision of $309,000.  As  reported for fiscal 2007, the provision for loan losses for the six months ended March 31, 2008 generally reflected the Bank’s increased strategic emphasis in commercial lending and the comparatively higher rate of growth in such loan balances than in earlier years.  The expense for the more recent period also reflected a provision of $34,000 attributable to one impaired construction loan, that portion of which was deemed uncollectible by management and was therefore charged off in the second quarter ended March 31, 2008.  No other additions to the allowance for loan losses were required during the six months ended March 31, 2008 for nonperforming loans which decreased as a percentage of total assets to 0.16% at March 31, 2008 from 0.22% at September 30, 2007.  Net loan loss provision expense, reflected as a percentage of average earning assets, increased two basis points to 0.11% for the six months ended March 31, 2008 from 0.09% reported for fiscal 2007.

Our results of operations also depend on our noninterest income and noninterest expense.  Noninterest income includes deposit service fees and charges, income on the cash surrender value of life insurance, gains on sales of loans and securities, gains on sales of other real estate owned and loan related fees and charges.  Excluding gains and losses on sale of assets, noninterest income as a percentage of average assets increased 0.04% to 0.29% for the six months ended March 31, 2008 from 0.25% for all of fiscal 2007 primarily due to increases in deposit services fees and charges.  Such increases were  attributable, in part, to deposit service fees and charges at the Bank’s de novo branches opened during fiscal 2007.  However, the reported increase was primarily due to growth in deposit-related fees and charges within the Bank’s other branches.

Gains and losses on sale of assets, excluded in the comparison above, typically resulted from the Company selling long term, fixed rate mortgage loan originations into the secondary market.  Demand for such loans typically fluctuates with market interest rates.  As interest rates rise, market demand for long term, fixed rate mortgage loans diminishes in favor of hybrid ARMs which the Company has historically retained in its portfolio rather than selling into the secondary market.  Consequently, the gains and losses on sale of loans reported by the Company have fluctuated with market conditions.  Additionally, such gains and losses also reflected the impact of infrequent investment security sales for asset/liability management purposes.  As a percentage of average total assets, gains and losses on asset sales for the six months ended March 31, 2008  totaled less than 0.01% which was relatively unchanged from the 0.01% reported for all of fiscal 2007.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, data processing and other general and administrative expenses. As a percentage of average total assets, noninterest expense for the six months ended March 31, 2008 totaled 2.39% representing an increase of 8 basis points from 2.31% reported for all of fiscal 2007.

The noninterest expense reported above for the first six months of fiscal 2008 fully reflects the ongoing costs of the three full service branches opened during the prior fiscal year.  In general, management expects occupancy and equipment expense to increase in the future as we continue to implement our de novo branching strategy to expand our branch office network.  However, the Company currently has no plans or commitments to open additional de novo branches during fiscal 2008.  Rather, the Company expects to direct significant strategic effort toward achieving profitability within each of these three branches while revisiting additional branching opportunities after fiscal 2008.  Notwithstanding the expected de novo branching hiatus for fiscal 2008, our current business plan targets the opening of up to three additional de novo branches over approximately the next five years.  The costs for land purchases or leases, branch construction costs and ongoing operating costs for additional branches will impact future earnings.

The Company also expects occupancy expense to increase in future periods as a result of the relocation of the Bank’s Bloomfield branch.  This relocation will significantly upgrade and modernize the Bloomfield branch facility supporting the Company’s deposit growth and customer service enhancement objectives.  The relocation will also support potential expansion of the administrative and lending office space within the Company’s existing headquarters facility where the branch is currently located should such expansion be required to support the Company’s business plan.  The noninterest expense reported above for the first six months of fiscal 2008 includes the land lease costs associated with that forthcoming branch relocation which opened in April 2008.

In an effort to reduce ongoing operating expenses, the Company enacted a reduction in workforce during the first quarter of fiscal 2008 resulting in the elimination of five managerial and administrative support positions.  Salary and employee benefit expense reductions resulting from this strategy are expected to total approximately $388,000 per year which began during the second quarter of fiscal 2008, equal to annual after-tax earnings of approximately $0.02 per share based upon the Company’s outstanding shares at March 31, 2008. This action, in conjunction with other staffing adjustment opportunities, has enabled the Company to reduce the number of full time equivalent employees by over 8.0% during fiscal 2008.

The effect of these compensation expense reduction measures during the first six months of fiscal 2008 has been somewhat muted by an offsetting increase in expense attributable to the death of a Director Emeritus of the Company during the second fiscal quarter.  Under the terms of the Company’s restricted stock and stock option plans, the vesting of the remaining unearned benefits accruing to the director through these plans was automatically accelerated.  As such, the Company incurred an acceleration of the remaining pre-tax expenses associated with these benefits totaling approximately $254,000 during that period.

Notwithstanding, the Company will continue to monitor its employee staffing levels in relation to the goals and objectives of its business plan and may consider further opportunities to adjust such staffing levels, as appropriate, to support the achievement of  those goals and objectives.

In total, our annualized return on average assets decreased seven basis points to 0.03% for the six months ended March 31, 2008 from 0.10% for all of fiscal 2007, while annualized return on average equity decreased 34 basis points to 0.17% from 0.51% for the same comparative periods.

Comparison of Financial Condition at March 31, 2008 and September 30, 2007

Our total assets increased by $50.7 million, or 8.8%, to $624.4 million at March 31, 2008 from $573.7 million at September 30, 2007.  The increase primarily reflected comparatively higher balances of investment securities and loans receivable, net partially offset by lower balances of cash and cash equivalents and loans held for sale.

Cash and cash equivalents decreased by $9.2 million, or 24.5%, to $28.2 million at March 31, 2008 from $37.4 million at September 30, 2007.  The net decrease in cash and cash equivalents primarily reflects cash outflows funding share repurchases and growth in loans receivable, net partially offset by cash inflows from investment security maturities and repayments, reductions in the balance of loans held for sale and continued net growth in deposits.

The balance of cash and cash equivalents continues to reflect the accumulation of short term, interest-earning investments which resulted from the net cash inflows associated with deposit growth during fiscal 2007 and the first six months of fiscal 2008.  The Company expects to continue reinvesting the proceeds received through its growth in deposits into the loan portfolio over time as lending opportunities arise.  To the extent supported by commercial loan demand and origination volume, the Company expects to reinvest deposit proceeds into such loans.  However, the net addition of residential mortgages to the loan portfolio, including longer term, fixed rate 1-4 family mortgages which were historically sold into the secondary market, is expected to continue augmenting the growth in loans as a reinvestment alternative for a portion of the accumulated balance of cash and cash equivalents.  (See further discussion in the subsequent section titled “Quantitative and Qualitative Disclosures About Market Risk”.)

Securities classified as available-for-sale increased $36.2 million, or 62.3%, to $94.3 million at March 31, 2008 from $58.1 million at September 30, 2007 while securities held-to-maturity increased approximately $470,000, or 7.0% to $7.2 million from $6.7 million for those same comparative periods.

The net increase in available-for-sale securities was largely attributable to a wholesale growth transaction in March 2008 through which the Company purchased approximately $50.0 million of mortgage-related investment securities funded by an equivalent amount of borrowings.  The ongoing net interest income resulting from this transaction is intended to augment the Company’s earnings as it continues to incur the near term costs associated with executing its business plan.  Through this transaction, the Company took advantage of the opportunity presented by recent turmoil in the mortgage securities markets to acquire agency, AAA-rated mortgage-related securities at historically wide interest rate spreads in relation to the cost of wholesale funding sources.  The growth in available-for-sale securities associated with this transaction was partially offset by the continued reinvestment of a significant portion of the funds received from maturing debentures and other mortgage-related security repayments into the loan portfolio.

The following table compares the composition of the Company's investment securities portfolio by security type as a percentage of total assets at March 31, 2008 with that of September 30, 2007.  Amounts reported exclude unrealized gains and losses on the available for sale portfolio.

	March 31, 2008		September 30, 2007
Type of Securities	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Fixed rate MBS	$51,127	8.19%	$11,454	2.00%
ARM MBS	11,472	1.84	14,470	2.52
Fixed rate CMO	34,596	5.54	35,280	6.14
Floating rate CMO	1,938	0.31	2,047	0.36
Fixed rate agency debentures	2,000	0.32	2,000	0.35
Total	$101,133	16.20%	$65,251	11.37%

Assuming no change in interest rates, the estimated average life of the investment securities portfolio was 4.30 years and 2.24 years, respectively, at March 31, 2008 and September 30, 2007.  Assuming a hypothetical immediate and permanent increase in interest rates of 300 basis points, the estimated average life of the portfolio would have extended to 6.03 years and 2.65 years at March 31, 2008 and September 30, 2007, respectively.

Loans receivable, net increased by $21.8 million, or 5.0%, to $459.7 million at March 31, 2008 from $437.9 million at September 30, 2007.  The growth was comprised of net increases in commercial loans totaling $22.2 million or 15.6%.  Such loans include multi-family, nonresidential real estate, construction and business loans.  The increase in loans receivable, net also included net increases in home equity loans and home equity lines of credit totaling $469,000 and net increases in consumer loans of $198,000.  Offsetting the growth in these categories was an $801,000 decrease in the balance of 1-4 family first mortgages resulting from reduced strategic emphasis on the origination of such loans and net increases to the allowance for loan losses totaling $275,000.

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

The Bank does not currently offer Sub-prime loan programs.  Prior to fiscal 2007, the Bank had offered a limited number of one-to four-family loan programs through which it originated and retained Sub-prime loans to borrowers with deficient credit histories or higher debt-to-income ratios.  At March 31, 2008 and September 30, 2007, the remaining balance of these loans was approximately $1.2 million  and $1.4 million, respectively, comprising 10 and 11 loans, respectively, for each period.  All such loans were current for the periods reported.

Through fiscal 2007, the Bank offered an Alt-A stated income loan program by which it originated and retained loans to borrowers whose  income was affirmatively stated at the time of application, but not verified by the Bank.  The Bank discontinued that program in the first quarter of fiscal 2008.  At March 31, 2008 and September 30, 2007, the remaining balance of these loans was approximately $7.9 million and $8.6 million, respectively, comprising 28 and 29 loans, respectively, for each period.  All such loans were current for the periods reported.

The Bank continues to offer a limited Alt-A program through which it originates and sells all such loans to FNMA under its Expanded Approval program on a non-recourse, servicing retained basis.  A significant portion of the loans originated under this remaining Alt-A program support the procurement of mortgage financing for first time home buyers.

The following two tables compare the composition of the Company's loan portfolio by loan type as a percentage of total assets at March 31, 2008 with that of September 30, 2007.  Amounts reported exclude allowance for loan losses and net deferred origination costs.

The table below generally defines loan type by loan maturity and/or repricing characteristics:

	March 31, 2008		September 30, 2007
Type of Loans	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Construction (1)	$38,797	6.21%	$32,592	5.68%
Prime-indexed Land	2,547	0.41	-	-
1/1 and 3/3 ARMs	7,617	1.22	7,642	1.33
3/1 and 5/1 ARMs	141,795	22.71	142,254	24.80
5/5 and 10/10 ARMs	46,616	7.47	46,017	8.02
7/1 and 10/1 ARMs	5,368	0.86	3,500	0.61
15 year fixed or less	137,503	22.02	129,158	22.52
Greater than 15 year fixed	52,212	8.36	52,012	9.07
Prime-indexed HELOC	20,466	3.28	19,756	3.44
Consumer (2)	853	0.14	655	0.11
Business (3)	7,700	1.23	7,024	1.22
Total	$461,474	73.91%	$440,610	76.80%

(1) Construction loans are generally floating rate with original maturities of two years or less
(2) Consumer loans are generally fixed rate with original maturities of less than five years
(3) Business loans are generally fixed or floating rate with original maturities of five years or less

At March 31, 2008 and September 30, 2007, respectively, the balance of one-to four-family mortgage loans included $26.4 million and $22.6 million of thirty year adjustable rate loans with initial fixed interest rate periods of three to five years during which time monthly loan payments comprise interest only.  After the initial period, the monthly payments on such loans are adjusted to reflect the collection of both interest and principal over the loan’s remaining term to maturity.

The table below generally defines loan type by collateral or purpose:

	March 31, 2008		September 30, 2007
Type of Loans	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Construction (1)	$38,797	6.21%	$32,592	5.68%
1-4 family mortgage	275,939	44.20	278,183	48.50
Multifamily (5+) mortgage	31,797	5.09	30,585	5.33
Nonresidential mortgage	80,038	12.82	68,474	11.94
Land	5,884	0.94	3,341	0.58
1-4 family HELOC	20,466	3.28	19,756	3.44
Consumer (2)	853	0.14	655	0.11
Business (3)	7,700	1.23	7,024	1.22
Total	$461,474	73.91%	$440,610	76.80%

(1) Construction loans generally include loans collateralized by land and 1-4 family, multifamily and commercial buildings in process of construction
(2) Consumer loans generally include secured account loans and unsecured overdraft protection balances
(3) Business loans generally include secured and unsecured business lines of credit and term notes.

Total deposits increased by $8.4 million, or 2.0%, to $437.0 million at March 31, 2008 from $428.6 million at September 30, 2007.  This net growth reflected increases in certificates of deposit and noninterest-bearing checking accounts of $23.1 million and $674,000, respectively, offset by reductions in the balance of interest-bearing checking, including money market checking, and savings accounts of $13.0 million and $2.3 million, respectively.  These net changes reflect, in part, the disintermediation of a portion of the non-maturity deposits generated through the three branches opened during fiscal 2007 on which interest rates have been reduced from the higher, promotional levels originally paid.

The following table compares the composition of the Company's deposit portfolio by category as a percentage of total assets at March 31, 2008 with that of September 30, 2007.

	March 31, 2008		September 30, 2007
Deposit category	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)
Noninterest bearing checking	$31,167	4.99%	$30,494	5.31%
Money market checking	78,815	12.62	92,550	16.13
Interest bearing checking	20,003	3.20	19,245	3.35
Money market savings	8,909	1.43	10,263	1.79
Other savings	81,539	13.06	82,515	14.38
Certificates of deposit	216,597	34.69	193,533	33.74
Total	$437,030	69.99%	$428,600	74.70%

The following table compares the composition of the Company's deposit portfolio by branch as a percentage of total assets at March 31, 2008 with that of September 30, 2007.

	March 31, 2008		September 30, 2007
Branch	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)
Bloomfield	$230,546	36.92%	$223,557	38.97%
Cedar Grove	109,023	17.46	111,030	19.35
Verona	49,973	8.00	55,193	9.62
Nutley	24,019	3.85	23,534	4.10
Clifton	23,469	3.76	15,286	2.66

Total	$437,030	69.99%	$428,600	74.70%

The reported reduction in the Verona branch deposit balances largely reflects the outflow of a portion of the deposits generated through this branch during the prior fiscal year on which interest rates have been reduced from the higher, promotional levels originally paid.

Borrowings increased $49.0 million, or 130.2%, to $86.6 million at March 31, 2008 from $37.6 million at September 30, 2007.  The growth in borrowings was primarily attributable to the additions to FHLB advances and reverse repurchase agreements associated with the $50 million wholesale growth transaction noted earlier partially offset by the repayment of a maturing fixed rate $1.0 million FHLB term advance.

The following table compares the composition of the Company's borrowing portfolio by remaining term to maturity as a percentage of total assets at March 31, 2008 with that of September 30, 2007.  Scheduled principal payments on amortizing borrowings are reported as maturities.

	March 31, 2008		September 30, 2007
Remaining Term	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Overnight	$-	-%	$-	-%
One year or less	19,067	3.05	12,065	2.10
One to two years	17,513	2.80	7,547	1.32
Two to three years	6,000	0.96	6,000	1.05
Three to four years	6,000	0.96	6,000	1.05
Four to five years	3,000	0.48	5,000	0.87
More than five years (1)	35,000	5.62	1,000	0.17

Total	$86,580	13.87%	$37,612	6.56%

 (1) Borrowing category includes two reverse repurchase agreements totaling $35.0 million originally drawn in March 2008 and maturing in March 2018 whose terms enable the counterparty, at their option, to require full repayment of the borrowing at par prior to maturity.  Early repayment may be required on one $25.0 million borrowing on or after the two year anniversary of its original funding.  Similarly, early repayment may be required on the remaining $10.0 million borrowing on or after the four year anniversary of its original funding.

Equity decreased $7.2 million, or 7.1% to $93.4 million at March 31, 2008 from $100.6 million at September 30, 2007.  The reported decrease in equity was primarily attributable to an $8.4 million increase in Treasury stock resulting from the Company’s share repurchases during the first six months of fiscal 2008.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and March 31, 2007

General.  The Company recorded a net loss of $13,000 for the three months ended March 31, 2008, a decrease of $163,000, or 108.7% from the three months ended March 31, 2007 when the Company reported net income of $150,000.  The decrease in net income resulted from increases in noninterest expense partially offset by increases in net interest income and noninterest income and decreases in the provision for loan losses and provision for income taxes.

Interest Income.  Total interest income increased 6.0% or $431,000 to $7.6 million for the three months ended March 31, 2008 from $7.2 million for the three months ended March 31, 2007.  For those same comparative periods, the average yield on interest-earning assets decreased one basis point to 5.63% from 5.64% while the average balance of interest-earning assets increased $30.9 million to $539.1 million from $508.2 million.

Interest income on loans increased $558,000 or 9.1%, to $6.7 million for the three months ended March 31, 2008 from $6.1 million for the three months ended March 31, 2007.  This increase was due, in part, to a $39.9 million increase in the average balance of loans receivable, including loans held for sale, to $455.7 million for the three months ended March 31, 2008 from $415.8 million for the three months ended March 31, 2007.  The impact of the higher average balance was partially offset by a reduction in the average yield on loans which decreased two basis points to 5.87% from 5.89% for those same comparative periods.  The increase in the average balance on loans receivable was primarily attributable to the Company’s strategic emphasis on commercial lending while the reduction in average yield on loans generally reflects the effect of lower market interest rates on the floating rate portion of the portfolio.

The rise in interest income on loans was partially offset by lower interest income on securities, which decreased $84,000 or 11.0% to $683,000 for the three months ended March 31, 2008 from $767,000 for the three months ended March 31, 2007.  The decrease was due, in part, to a $14.1 million decline in the average balance of investment securities, excluding the available for sale mark to market adjustment, to $60.7 million for the three months ended March 31, 2008 from $74.9 million for the three months ended March 31, 2007.  The impact on interest income attributable to this decrease was partially offset by a 40 basis point increase in the average yield on securities which grew to 4.50% from 4.10% for the same comparative periods.  The increase in yield primarily resulted from the maturity and repayment of lower yielding investment securities coupled with higher yields on newly purchased securities, including those relating to the $50.0 million wholesale growth transaction completed in March 2008.   The increase in yield also reflects the repricing of adjustable rate securities in accordance with the general upward movement of market interest rates during the prior fiscal year.  Such securities are expected to reprice downward in the coming months to reflect the reduction in market interest rates during the current year.

Further, interest and dividend income on federal funds sold, other interest-bearing deposits and FHLB stock decreased $43,000 to $222,000 for three months ended March 31, 2008 from $265,000 for the three months ended March 31, 2007.  This reduction in income was due primarily to a decline in the average yield of these assets which decreased 214 basis points to 3.92% from 6.06% for the same comparative periods reflecting reductions in short term market interest rates.  The impact in the decline in yield was partially offset by a $5.2 million increase in the average balance of these assets to $22.7 million for the three months ended March 31, 2008 from $17.5 million for the three months ended March 31, 2007.  The average balances reported and used for yield calculations reflect, where appropriate, the reduction for outstanding checks issued against such accounts.  This has the effect of increasing the reported yield on such assets.

Interest Expense.  Total interest expense increased by $282,000 or 6.9% to $4.4 million for the three months ended March 31, 2008 from $4.1 million for the three months ended March 31, 2007.  For those same comparative periods, the average cost of interest-bearing liabilities decreased 26 basis points from 4.19% to 3.93%, while the average balance of interest-bearing liabilities increased $54.2 million or 13.8% to $445.8 million for the three months ended March 31, 2008 from $391.6 million for the three months ended March 31, 2007.

Interest expense on deposits increased $305,000 or 8.6% to $3.9 million for the three months ended March 31, 2008 from $3.6 million for the three months ended March 31, 2007.  This increase was due largely to growth in the average balance of interest-bearing deposits which grew $52.1 million to $400.7 million for the three months ended March 31, 2008 from $348.5 million for the three months ended March 31, 2007.  The reported net growth in average interest-bearing deposits comprised $29.8 million and $34.6 million of growth in the average balance of interest-bearing checking accounts and certificates of deposit, respectively.  Offsetting this growth was a net decline in the average balance of savings accounts totaling $12.3 million primarily reflecting the disintermediation of such deposits into higher yielding time deposits.

The overall growth in the average balance of interest-bearing deposits for the more recent period was primarily attributable to the Bank’s three de novo branches which opened during fiscal 2007.  The growth in deposits at these branches contributed significantly to the reported increase in deposit interest expense.  However, the impact of such growth was partially offset by a reduction in the Company’s overall cost of interest-bearing deposits which decreased 22 basis points to 3.86% for the three months ended March 31, 2008 from 4.08% for the three months ended March 31, 2007.  The components of this decrease include a 97 basis point reduction in the average cost of interest-bearing checking accounts to 3.55% from 4.52%, a 39 basis point reduction in the average cost of savings accounts to 2.29% from 2.68% and a 4 basis point reduction in the average cost of certificates of deposit to 4.69% from 4.73%.  This decrease in the cost of interest-bearing deposits was primarily attributable to two related factors.  First, the Company continued to reduce the interest rates paid on deposits generated through the three full service branches opened during the prior fiscal year on which promotional interest rates had originally been paid.  Second, reductions in market interest rates enabled the Company to reduce rates paid on many interest-bearing deposit types across all branches.

Interest expense on borrowings decreased $22,000 to $521,000 for the three months ended March 31, 2008 from $543,000 for the three months ended March 31, 2007.  This decrease was due, in part, to a 43 basis point decrease in the cost of borrowings to 4.62% for the three months ended March 31, 2008 from 5.05% for the three months ended March 31, 2007.  The impact of this decrease in cost was partially offset by growth in the average balance of borrowings which increased $2.1 million to $45.1 million for the three months ended March 31, 2008 from $43.0 million for the three months ended March 31, 2007.  The changes in the average cost and average balance of borrowings between the two comparative periods generally reflects the addition of $50.0 million of comparatively lower costing borrowings relating to the wholesale growth transaction noted earlier, partially offset by the repayment of all maturing FHLB term advances since the close of the earlier comparative period.

Net Interest Income.  Net interest income increased by $148,000 or 4.8%, to $3.2 million for the three months ended March 31, 2008 from $3.1 million for the three months ended March 31, 2007.  The Company’s net interest spread widened 26 basis points to 1.70% from 1.44% for the same comparative periods, while the net interest margin decreased 3 basis points to 2.38% from 2.41%.  As noted earlier, the change in the Company’s net interest margin was significantly impacted by the Company’s share repurchase plans.  The average balance of Company’s treasury stock increased $18.0 million to $36.7 million for the three months ended March 31, 2008 from $18.7 million for the three months ended March 31, 2007. Based upon that growth in the average balance of the Company’s treasury stock account and its average yield on earning assets reported for the earlier comparative period, the Company estimates that the net increase of $148,000 in net interest income was reduced by approximately $254,000 attributable to interest earned during the earlier comparative period on the earning assets that were subsequently utilized to fund share repurchases.

Provision for Loan Losses.  Using the loan loss allowance methodology described under Critical Accounting Policies found later in this discussion, the provision for loan losses totaled $171,000 for the three months ended March 31, 2008, representing a decrease of $22,000 from the three months ended March 31, 2007.  The expense for the quarter ended March 31, 2008 reflected a provision of $34,000 attributable to one impaired construction loan, that portion of which was deemed uncollectible by management during its asset quality review conducted at March 31, 2008 and therefore charged off.  The remaining balance of the impaired loan at March 31, 2008, after the charge off, was approximately $146,000.  Excluding this adjustment, the provision for loan losses for both comparative periods resulted from the application of historical and environmental loss factors against the net growth in loans in accordance with the Bank’s loan loss methodology.

In total, the allowance for loan losses as a percentage of gross loans outstanding increased to 0.61% at March 31, 2008 representing an increase of 5 basis points from 0.56% at March 31, 2007.  These ratios reflect allowance for loan loss balances of $2.8 million and $2.4 million, respectively.  The overall increase in the ratio of allowance to gross loans reported continues to reflect the changing composition of the portfolio with greater strategic emphasis on loans with higher risk factors.  As noted earlier, nonperforming loans decreased to 0.16% of total assets at March 31, 2008 compared with 0.25% at March 31, 2007.  The level of the allowance is based on estimates and the ultimate losses may vary from those estimates.

Noninterest Income.  Noninterest income increased $83,000 to $438,000 for the three months ended March 31, 2008 from $355,000 for the three months ended March 31, 2007.  The growth in noninterest income was partly the result of comparative increases in deposit service fees and charges of $40,000.  Such increases were  attributable, in part, to deposit service fees and charges at the Bank’s de novo branches opened during fiscal 2007.  However, the reported increase was primarily due to growth in deposit-related fees and charges within the Bank’s other branches.  The Company also reported a $32,000 increase in other noninterest income attributable primarily to increases in loan fees and charges including, but not limited to, increases in prepayment penalties and late charges.  The increase in noninterest income also reflected the absence, in the current period, of an $11,000 loss of sale of investment securities recorded during in the earlier comparative period.

Noninterest Expense.  Noninterest expense increased $546,000 to $3.6 million for the three months ended March 31, 2008 from $3.0 million for the three months ended March 31, 2007.  Significant components of this growth in operating costs include comparative increases in salaries and employee benefit expense of $287,000 and occupancy and equipment expense of $208,000 with additional increases of $21,000 and $27,000 in data processing and legal expenses, respectively.

The net increase in salaries and employee benefits for the comparative periods was largely the result of the death of a director emeritus of the Company, during the quarter ended March 31, 2008. Under the terms of the Company’s restricted stock and stock option plans, the vesting of the remaining unearned benefits accruing to the former director through these plans was automatically accelerated.  As such, the Company incurred an acceleration of the remaining pre-tax expenses associated with these benefits totaling approximately $254,000 during the quarter ended March 31, 2008 resulting in an increase in such expenses of approximately $232,000 between the comparative quarters.

The remaining increase in compensation expense was attributable to several other offsetting factors.  First, a portion of the growth in compensation expense relates to the increase in staffing costs associated with the two branches opened in the latter half of fiscal 2007.  However, such increases have been partially offset by cost reductions associated with previously enacted workforce reduction efforts which reduced the Company’s number of full time equivalent employees by over eight percent during fiscal 2008.  As such, employee wages and salaries, including bonuses and payroll taxes, increased by approximately $68,000 for the comparative periods.  These same factors similarly effected employee benefits costs which increased approximately $28,000.  However, the increase to benefit costs also reflects the growing level of health care costs per employee.  Additionally, expenses associated with the Bank’s supplemental executive retirement program increased approximately $34,000 due largely to updated assumptions used in benefit accrual calculations.

Offsetting these increases was a $58,000 net reduction in director compensation costs due largely to the absence in the current period of the changes in retirement plan benefit accrual assumptions that had increased the related expenses during the earlier comparative period.  Additionally, ESOP expense decreased by $18,000 due to the comparatively lower average price of the Company’s shares during the more recent comparative period.

The costs of the two additional branches opened in the latter half of fiscal 2007 was a significant contributor to the reported net increase in occupancy and equipment expense for the three months ended March 31, 2008.  However, the reported increase also reflects the land lease costs to date associated with the relocation of the Bank’s Bloomfield branch which opened in April 2008.  Additionally, the increase includes the costs associated with outsourcing a significant portion of the Company’s information technology infrastructure support services.  The reported increase resulted from the Bank’s decision to consolidate the provision of a variety of information technology administration support services under a single outsourced service provider.  Such services had previously been rendered by a combination of other outsourced and in-house resources.  This decision resulted in the elimination of one managerial position within the Bank’s MIS department during the fourth quarter of fiscal 2007.

The reported increase in data processing charges was also partly attributable to the associated costs of the two additional branches opened in the latter half of fiscal 2007 including increases to both core processing and item processing expenses.  However, the increase also included “one time” expenses associated with converting the Bank’s official check processing to an in-house system during the quarter and implementing additional commercial deposit services on its core processing system.

Finally, the reported increase in legal expense was attributable to several matters including, but not limited to, services associated with expanded SEC disclosure requirements regarding the Company’s annual meeting proxy material and forthcoming revisions to benefit plan agreements as required by the Internal Revenue Service.

Provision for Income Taxes.  The provision for income taxes decreased $128,000 for the three months ended March 31, 2008 compared with the three months ended March 31, 2007.  For the more recent period, the Company’s effective income tax benefit rate was 86.3% compared with an effective income tax rate of 23.6% for the earlier comparative period.  The tax benefit and expense in the current and prior period, respectively, reflects the comparative levels of pre-tax loss or income coupled with the level of “tax favored” income reported by the Company during each period.   “Tax favored” income arises from revenue sources on which the Company pays income taxes at a comparatively lower effective tax rate than it generally pays on other sources of income.

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

Comparison of Operating Results for the Six Months Ended March 31, 2008 and March 31, 2007

General.  The Company recorded net income of $80,000 for the six months ended March 31, 2008, a decrease of $399,000, or 83.3% from the six months ended March 31, 2007 when the Company reported net income of $479,000.  The decrease in net income resulted from increases in noninterest expense and provision for loan losses partially offset by increases in net interest income and noninterest income and a decrease in the provision for income taxes.

Interest Income.  Total interest income increased 11.2% or $1.6 million to $15.4 million for the six months ended March 31, 2008 from $13.9 million for the six months ended March 31, 2007.  For those same comparative periods, the average yield on interest-earning assets increased 17 basis points to 5.73% from 5.56% while the average balance of interest-earning assets increased $39.0 million to $538.0 million from $499.0 million.

Interest income on loans increased $1.5 million or 12.7%, to $13.4 million for the six months ended March 31, 2008 from $11.9 million for the six months ended March 31, 2007.  This increase was due, in part, to a $40.1 million increase in the average balance of loans receivable, including loans held for sale, to $449.5 million for the six months ended March 31, 2008 from $409.5 million for the six months ended March 31, 2007.  The impact of the higher average balance was augmented by an increase in the average yield on loans which increased 15 basis points to 5.97% from 5.82% for those same comparative periods.  The increase in the average balance and yield on loans receivable was primarily attributable to the Company’s strategic emphasis on commercial lending.

The rise in interest income on loans was partially offset by lower interest income on securities, which decreased $280,000 or 17.4% to $1.3 million for the six months ended March 31, 2008 from $1.6 million for the six months ended March 31, 2007.  The decrease was due, in part, to a $19.3 million decline in the average balance of investment securities, excluding the available for sale mark to market adjustment, to $59.1 million for the six months ended March 31, 2008 from $78.4 million for the six months ended March 31, 2007.  The impact on interest income attributable to this decrease was partially offset by a 40 basis point increase in the average yield on securities which grew to 4.50% from 4.10% for the same comparative periods.  The increase in yield primarily resulted from the maturity and repayment of lower yielding investment securities coupled with higher yields on newly purchased securities and existing adjustable rate securities in the portfolio.  Such adjustable rate securities had repriced upward in accordance with the general movement of market interest rates during the prior fiscal year but are expected to reprice downward in the coming months to reflect the reduction in market interest rates during the current year.  The $50.0 million wholesale growth transaction noted earlier, which was completed in March 2008, had a nominal effect on the average balance, average yield and interest income of investment securities for the six months ended March 31, 2008.

Further, interest and dividend income on federal funds sold, other interest-bearing deposits and FHLB stock increased $320,000 to $673,000 for six months ended March 31, 2008 from $353,000 for the six months ended March 31, 2007.  This increase in income was due primarily to a $18.3 million increase in the average balance of these assets to $29.4 million for the six months ended March 31, 2008 from $11.1 million for the six months ended March 31, 2007.  The impact of the increase in the average balance was partially offset by a decline in the average yield of these assets which decreased 180 basis points to 4.57% from 6.37% for the same comparative periods.  The average balances reported and used for yield calculations reflect, where appropriate, the reduction for outstanding checks issued against such accounts.  This has the effect of increasing the reported yield on such assets.

Interest Expense.  Total interest expense increased by $1.5 million or 19.3% to $9.1 million for the six months ended March 31, 2008 from $7.6 million for the six months ended March 31, 2007.  For those same comparative periods, the average cost of interest-bearing liabilities increased 6 basis points from 4.07% to 4.13%, while the average balance of interest-bearing liabilities increased $65.8 million or 17.5% to $441.3 million for the six months ended March 31, 2008 from $375.6 million for the six months ended March 31, 2007.

Interest expense on deposits increased $1.7 million or 26.4% to $8.1 million for the six months ended March 31, 2008 from $6.4 million for the six months ended March 31, 2007.  This increase was due largely to growth in the average balance of interest-bearing deposits which grew $72.9 million to $400.0 million for the six months ended March 31, 2008 from $327.1 million for the six months ended March 31, 2007.  The reported net growth in average interest-bearing deposits comprised $53.9 million and $32.3 million of growth in the average balance of interest-bearing checking accounts and certificates of deposit, respectively.  Offsetting this growth was a net decline in the average balance of savings accounts totaling $13.2 million primarily reflecting the disintermediation of such deposits into higher yielding time deposits.

The overall growth in the average balance of interest-bearing deposits for the more recent period was primarily attributable to the Bank’s three de novo branches which opened during fiscal 2007.  The growth in deposits at these branches contributed significantly to the reported increase in deposit interest expense.

As noted in the earlier discussion of the comparative three month periods ended March 31, 2008 and 2007, the Company’s cost of interest-bearing deposits began to decrease across all categories during the latter half of the six months ended March 31, 2008.  Notwithstanding, the comparative six month periods continue to reflect higher interest-bearing deposit costs for the more recent period.  Specifically, the Company’s overall cost of interest-bearing deposits increased 13 basis points to 4.05% for the six months ended March 31, 2008 from 3.92% for the six months ended March 31, 2007.  The components of this increase include a 16 basis point increase in the average cost of certificates of deposit to 4.80% from 4.64%.  Partially offsetting this increase in certificate interest cost was a 5 basis point reduction in the average cost of interest-bearing checking accounts to 4.00% from 4.05% and a 22 basis point reduction in the average cost of savings accounts to 2.46% from 2.68%.

The higher overall interest-bearing deposit costs of the more recent six month period continue to reflect the remaining effect of higher promotional interest rates originally paid on the deposits generated through the branches opened during fiscal 2007 coupled with the general upward pressure on deposit interest rates that was prevalent in the markets serviced by the Bank prior to the recent reductions in market interest rates.

Interest expense on borrowings decreased $220,000 to $1.0 million for the six months ended March 31, 2008 from $1.2 million for the six months ended March 31, 2007.  This decrease was due, in part, to an 18 basis point decrease in the cost of borrowings to 4.91% for six months ended March 31, 2008 from 5.09% for the six months ended March 31, 2007.  The decrease in interest expense also reflects the lower average balance of borrowings which decreased $7.2 million to $41.3 million for the six months ended March 31, 2008 from $48.5 million for the six months ended March 31, 2007.  The changes in the average cost and average balance of borrowings between the two comparative periods primarily reflects the repayment of all maturing FHLB term advances since the close of the earlier comparative period.  The $50.0 million wholesale growth transaction noted earlier, which was completed in March 2008, had a nominal effect on the average balance, average cost and interest expense of borrowings for the six months ended March 31, 2008.

Net Interest Income.  Net interest income increased by $82,000 or 1.3%, to $6.3 million for the six months ended March 31, 2008 from $6.2 million for the six months ended March 31, 2007.  The Company’s net interest spread widened 11 basis points to 1.60% from 1.49% for the same comparative periods, while the net interest margin decreased 16 basis points to 2.34% from 2.50%.  As noted earlier, the change in the Company’s net interest margin was significantly impacted by the Company’s share repurchase plans.  The average balance of Company’s treasury stock increased $20.2 million to $34.3 million for the six months ended March 31, 2008 from $14.1 million for the six months ended March 31, 2007. Based upon that growth in the average balance of the Company’s treasury stock account and its average yield on earning assets reported for the earlier comparative period, the Company estimates that the net increase of $82,000 in net interest income was reduced by approximately $562,000 attributable to interest earned during the earlier comparative period on the earning assets that were subsequently utilized to fund share repurchases.

Provision for Loan Losses.  Using the loan loss allowance methodology described under Critical Accounting Policies found later in this discussion, the provision for loan losses totaled $309,000 for the six months ended March 31, 2008, representing an increase of $66,000 from the six months ended March 31, 2007.  The expense in the current six month period reflected a provision of $34,000 attributable to one impaired construction loan, that portion of which was deemed uncollectible by management during its asset quality review conducted at March 31, 2008 and therefore charged off.  By contrast, the expense in the earlier comparative period reflected a reversal of an $86,000 impairment reserve that was no longer required.  Excluding these adjustments, the provision for loan losses for both comparative periods resulted from the application of historical and environmental loss factors against the net growth in loans in accordance with the Bank’s loan loss methodology.

In total, the allowance for loan losses as a percentage of gross loans outstanding increased to 0.61% at March 31, 2008 representing an increase of 5 basis points from 0.56% at March 31, 2007.  These ratios reflect allowance for loan loss balances of $2.8 million and $2.4 million, respectively.  The overall increase in the ratio of allowance to gross loans reported continues to reflect the changing composition of the portfolio with greater strategic emphasis on loans with higher risk factors.  As noted earlier, nonperforming loans decreased to 0.16% of total assets at March 31, 2008 compared with 0.25% at March 31, 2007.  The level of the allowance is based on estimates and the ultimate losses may vary from those estimates.

Noninterest Income.  Noninterest income increased $190,000 to $833,000 for the six months ended March 31, 2008 from $643,000 for the six months ended March 31, 2007.  The growth in noninterest income was partly the result of comparative increases in deposit service fees and charges of $107,000.  Such increases were  attributable, in part, to deposit service fees and charges at the Bank’s de novo branches opened during fiscal 2007.  However, the reported increase was primarily due to growth in deposit-related fees and charges within the Bank’s other branches.  The Company also reported a $56,000 increase in income from the cash surrender value of life insurance attributable to a combination of higher average balances and improved yields on those assets.  Finally, other noninterest income increased $24,000 resulting from comparatively higher loan-related fees and charges including, but not limited to, increases in late charges and prepayment penalties.

Noninterest Expense.  Noninterest expense increased $931,000 to $6.8 million for the six months ended March 31, 2008 from $5.9 million for the six months ended March 31, 2008.  Significant components of this growth in operating costs include comparative increases in salaries and employee benefit expense of $464,000 and occupancy and equipment expense of $446,000 with additional increases of $26,000 and $37,000 in data processing and legal expenses, respectively.  These increases were partially offset by a reduction in advertising and marketing expense of $34,000.

The net increase in salaries and employee benefits for the comparative periods was significantly impacted by of the death of a director emeritus of the Company, during the quarter ended March 31, 2008. Under the terms of the Company’s restricted stock and stock option plans, the vesting of the remaining unearned benefits accruing to the former director through these plans was automatically accelerated.  As such, the Company incurred an acceleration of the remaining pre-tax expenses associated with these benefits totaling approximately $254,000 during the quarter ended March 31, 2008 resulting in an increase in such expenses of approximately $232,000 between comparative six month periods.

The remaining increase in compensation expense was attributable to several other offsetting factors.  First, a portion of the growth in compensation expense relates to the increase in staffing costs associated with the two branches opened in the latter half of fiscal 2007.  However, such increases have been partially offset by cost reductions associated with previously enacted workforce reduction efforts which reduced the Company’s number of full time equivalent employees by over eight percent during fiscal 2008.  As such, employee wages and salaries, including bonuses and payroll taxes, increased by approximately $226,000 for the comparative periods.  These same factors similarly effected employee benefits costs which increased approximately $44,000.  However, the increase to benefit costs also reflects the growing level of health care costs per employee.  Additionally, expenses associated with the Bank’s supplemental executive retirement program increased approximately $75,000 due largely to updated assumptions used in benefit accrual calculations.

Offsetting these increases was a $65,000 net reduction in director compensation costs due largely to the absence in the current period of the changes in retirement plan benefit accrual assumptions that had increased the related expenses during the earlier comparative period.  Additionally, ESOP expense decreased by $39,000 due to the comparatively lower average price of the Company’s shares during the more recent comparative period.

The costs of the two additional branches opened in the latter half of fiscal 2007 was a significant contributor to the reported net increase in occupancy and equipment expense for the six months ended March 31, 2008.  However, the reported increase also reflects the land lease costs to date associated with the relocation of Bank’s Bloomfield branch which opened in April 2008.  Additionally, the increase includes the costs associated with outsourcing a significant portion of the Company’s information technology infrastructure support services.  The reported increase resulted from the Bank’s decision to consolidate the provision of a variety of information technology administration support services under a single outsourced service provider.  Such services had previously been rendered by a combination of other outsourced and in-house resources.  This decision resulted in the elimination of one managerial position within the Bank’s MIS department during the fourth quarter of fiscal 2007.

The reported increase in data processing charges was also partly attributable to the associated costs of the two additional branches opened in the latter half of fiscal 2007 including increases to both core processing and item processing expenses.  However, the increase also included “one time” expenses associated with converting the Bank’s official check processing to an in-house system during the quarter and implementing additional commercial deposit services on its core processing system.

Finally, the reported increase in legal expense was attributable to several matters including, but not limited to, services associated with expanded SEC disclosure requirements regarding the Company’s annual meeting proxy material, forthcoming revisions to benefit plan agreements as required by the Internal Revenue Service and various other human resource-related matters.

Provision for Income Taxes.  The provision for income taxes decreased $327,000 for the six months ended March 31, 2008 compared with the six months ended March 31, 2007.  For the more recent period, the Company’s effective income tax benefit rate was 715.4% compared with an effective income tax rate of 32.8% for the earlier comparative period.  The tax benefit and expense in the current and prior period, respectively, reflects the comparative levels of pre-tax loss or income coupled with the level of “tax favored” income reported by the Company during each period.  “Tax favored” income arises from revenue sources on which the Company pays income taxes at a comparatively lower effective tax rate than it generally pays on other sources of income.

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

The Company recognized income from these two “tax favored” sources during both comparative periods.  However, the comparatively lower pretax net income reported for current six month period resulted in the items discussed above having a proportionally greater net beneficial impact on the Company’s reported effective tax rate in the current period.

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

Application of the Bank's loan loss methodology outlined above results, in part, in historical and environmental loss factors being applied to the outstanding balance of homogeneous groups of loans to estimate probable credit losses.  Both historical and environmental loss factors are reviewed and updated quarterly, where appropriate, as part of management's assessment of the allowance for loan losses.  No significant changes to loss factors used in the Bank’s loss provision calculations were made during the six months ended March 31, 2008.

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

The Bank's short term liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.  The Bank's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations.  While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the level of market interest rates, economic conditions, and competition.  In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.  The Bank also generates cash through borrowings.  The Bank utilizes Federal Home Loan Bank advances and reverse repurchase agreements to leverage its capital base by providing funds for its lending and investing activities, to enhance its earnings and to assist in the management of interest rate risk.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities.  On a longer-term basis, the Bank maintains a strategy of investing in various loan products and in securities collateralized by loans.  The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities.  At March 31, 2008, the total approved loan origination commitments outstanding amounted to $25.4 million.  At the same date, unused lines of credit were $28.4 million and undisbursed loans in process were $23.3 million.

Certificates of deposit scheduled to mature in one year or less at March 31, 2008, totaled $194.8 million.  Notwithstanding promotional deposit pricing strategies relating to the Bank’s de novo branches, management's general policy is to maintain deposit rates at levels that are competitive with other local financial institutions.  Based on the competitive rates and on historical experience, management believes that a significant portion of maturing certificates of deposit will remain with the Bank.  Additionally, at March 31, 2008 the Bank had $19.1 million of borrowings maturing in less than one year, all of which were advances from the FHLB.  Repayment of FHLB advances increases the Bank's unused borrowing capacity from that source which totaled $104.5 million at March 31, 2008.  In calculating our borrowing capacity, the Bank utilizes the FHLB's guideline, which generally limits advances secured by residential mortgage collateral to 25% of the Bank's total assets.

The following tables disclose our contractual obligations and commercial commitments as of March 31, 2008.  Scheduled principal payments on amortizing borrowings are reported as maturities.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)

Time Deposits	$216,597	$194,802	$8,383	$3,668	$9,744
Borrowings(1)	86,580	19,067	23,513	9,000	35,000

Total	$303,177	$213,869	$31,896	$12,668	$44,744

(1)
At March 31, 2008, borrowings include FHLB advances of $51.6 million and reverse repurchase agreements of $35.0 million.  The total collateralized borrowing limit at the FHLB was $156.1 million at March 31, 2008 of which the $51.6 million of advances were outstanding.

	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years

	(In thousands)

Lines of credit(1)	$28,399	$1,573	$1,554	$477	$24,795
Land lease - Bloomfield	2,307	86	277	284	1,660
Building lease - Nutley	1,454	84	184	187	999
Loans in process(1)	23,345	17,149	6,196	-	-
Other commitments to extend credit(1)	25,374	25,374	-	-	-

Total	$80,879	$44,266	$8,211	$948	$27,454

(1)	Represents amounts committed to customers.

In addition to the commitment included in the table above, the Bank has one outstanding standby letter of credit totaling $160,714.  The standby letter of credit, which represents a contingent liability to the Bank, expires in May 2008.

Regulatory Capital

Consistent with its goals to operate a sound and profitable financial organization, American Bank of New Jersey actively seeks to maintain its classification as a "well capitalized" institution in accordance with regulatory standards.  The Bank's total equity was $78.8 million at March 31, 2008, or 12.62% of total assets on that date.   As of March 31, 2008, the Bank exceeded all capital requirements of the Office of Thrift Supervision.  The Bank's regulatory capital ratios at March 31, 2008 were as follows: Core capital, 12.59%; Tier I risk-based capital, 20.24%; and total risk-based capital, 20.98%.  The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

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

Tables presenting the composition and allocation of the Company's interest-earning assets and interest-costing liabilities from an interest rate risk perspective are set forth in the preceding section of this report titled "Comparison of Financial Condition at March 31, 2008 and September 30, 2007."  These tables present the Company's investment securities, loans, deposits, and borrowings by categories that reflect certain characteristics of the underlying assets or liabilities that impact the Company’s interest rate risk.  Shown as a percentage of total assets, the comparative data presents changes in the composition and allocation of those interest-earning assets and interest-costing liabilities that have influenced the level of interest rate risk embedded within the Company's balance sheet.

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

As noted in the Executive Summary discussion earlier, that trend was reversed during fiscal 2008 when the Company’s net interest spread increased 16 basis points to 1.60% in comparison to 1.44% for fiscal 2007 as the Company increased its yield on earning assets while decreasing its cost of interest-bearing liabilities.  In large part, the improvements in net interest spread for the six months ended March 31, 2008 resulted from continued increases in the yield on loans, attributable primarily to the Company’s commercial lending strategies, which were complemented by a decrease in the cost of retail deposits.  The reduction in retail deposit interest costs reflects the overall reduction in market interest rates coupled with the continued downward adjustment of interest rates paid on deposits acquired through the de novo branches opened during fiscal 2007 on which the Company originally paid higher, promotional interest rates.

Notwithstanding the reported improvement in the net interest spread reported for the first six months of fiscal 2008, our earnings may be impacted by an "earnings squeeze" in the future resulting from further movements in market interest rates.  For example, we are vulnerable to an increase in interest rates because the majority of our loan portfolio consists of longer-term, fixed rate loans and adjustable rate mortgages, most of which are fixed rate for an initial period of time.  At March 31, 2008, excluding allowance for loan losses and net deferred origination costs and including loans held for sale, loans totaled $461.5 million comprising 73.91% of total assets.  As presented in the loan-related tables in the preceding section of this report titled "Comparison of Financial Condition at March 31, 2008 and September 30, 2007", loans reported as fixed rate mortgages totaled $189.7 million or 30.4% of total assets while ARMs totaled $201.4 million or 32.2% of total assets. In a rising rate environment, our cost of funds may increase more rapidly than the interest earned on our loan portfolio and investment securities portfolio because our primary source of funds is deposits with substantially greater repricing sensitivity than that of our loans and investment securities.  Having interest-bearing liabilities that reprice more frequently than interest-earning assets is detrimental during periods of rising interest rates and could cause our net interest spread to shrink because the increase in the rates we would earn on our securities and loan portfolios would be less than the increase in the rates we would pay on deposits and borrowings.

 Notwithstanding the risks presented by the flat to inverted yield curve that was prevalent during fiscal 2007, or those resulting from increases to short term interest rates, a significant decrease in market interest rates could, by contrast, trigger a new wave of loan refinancing that could result in the margin compression experienced in prior years when rates fell to their historical lows.

The Bank also faces the risk of continued disintermediation of our deposits into higher cost accounts as well as the risk of some amount of additional deposit outflows.  Specifically, we were successful in growing non-maturity deposits during fiscal 2007 due, in part, to higher promotional interest rates paid at the Bank’s three newest branches.  Our ability to retain these deposits as rates on such accounts are incrementally adjusted to “non-promotional” levels continues to be rigorously tested.  As evidenced through the first six months of fiscal 2008, a portion of recently acquired deposits may be subject to further disintermediation into higher yielding deposit accounts, such as certificates of deposit, while the most “price sensitive” of those deposits may be withdrawn.  A portion of the Bank’s balance of short term liquid assets is attributable to managing the contingency of that latter risk.

Quantitative Aspects of Market Risk.  The following table presents American Bank of New Jersey's net portfolio value as of December 31, 2007 – the latest date for which information is available.  The net portfolio value was calculated by the Office of Thrift Supervision, based on information provided by the Bank.

Net Portfolio Value				Net Portfolio Value as % of Present Value of Assets				Board Established Limits
Changes in Rates		$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change		Net Portfolio Value Ratio	Basis Point Change
(Dollars in thousands)
+300	bp	68,387	-22,071	-24%	12.28%	-314	bp	5.00%	-450	bp
+200	bp	76,350	-14,107	-16%	13.46%	-196	bp	6.00%	-300	bp
+100	bp	84,111	-6,346	-7%	14.56%	-85	bp	7.00%	-150	bp
0	bp	90,457			15.42%			8.00%
-100	bp	93,816	3,359	+4%	15.81%	+40	bp	7.00%	-150	bp
-200	bp	94,904	4,447	+5%	15.88%	+46	bp	6.00%	-300	bp

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

At March 31, 2008, the Bank did not have any outstanding contracts to sell mortgage loans into the secondary market.  In general, the Bank intends to discontinue the sale of most 1-4 family mortgage loan originations for a period of time to augment the growth in commercial loans through which the Bank will reinvest a portion of the balances of cash and cash equivalents accumulated during fiscal 2007.  As discussed in the preceding section titled “Comparison of Financial Condition at March 31, 2008 and September 30, 2007”, such balances resulted from significant growth in deposits acquired through the Bank’s de novo branches opened during the prior fiscal year.  The Bank continues to offer a limited Alt-A program through which it originates and sells all such loans to FNMA under its Expanded Approval program on a non-recourse, servicing retained basis.  The Bank will carefully monitor the earnings, liquidity, and balance sheet allocation impact of these strategies and make interim adjustments, as necessary, to support achievement of the Company’s business plan goals and objectives.

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

The Bank will also selectively consider certain strategies to enhance net interest income as opportunities arise to do so in a manner that supports the goals and objectives of the Company’s business plan.  Notwithstanding the discussion above, the implementation of these strategies may result in an acceptable and manageable increase to the level of interest rate risk within the balance sheet.  Such an opportunity arose during the second quarter of fiscal 2008 when the Company completed a wholesale growth transaction through which the Company purchased approximately $50.0 million of mortgage-related investment securities funded by an equivalent amount of borrowings.  Through this transaction, the Company took advantage of the opportunity presented by recent turmoil in the mortgage securities markets to acquire agency, AAA-rated mortgage-related securities at historically wide interest rate spreads in relation to the cost of wholesale funding sources.

The ongoing net interest income resulting from this transaction is intended to augment the Company’s earnings as it continues to incur the near term costs associated with executing its business plan.  However, the characteristics of the specific investment securities and borrowings underlying the transaction have added a measurable and manageable degree of interest rate risk to the Company’s balance sheet.  This additional risk primarily arises from the potential “mismatch” between the repricing of investment security cash flows and that of the related borrowings.  For example, mortgage-related security cash flows are largely determined by market interest rates and their effect on loan prepayments.   Similarly, market interest rates will largely determine the likelihood that certain borrowings underlying the transaction may require full repayment at par prior to maturity – an option granted to the reverse repurchase agreement counterparty in a portion of the borrowings utilized in the transaction.

The Company carefully evaluated the impact of the transaction on the Company’s overall interest rate risk profile from both an earnings and net portfolio value perspective.  Through this evaluation, the Company confirmed that movements in market interest rates may significantly impact the relative market value of the financial instruments underlying this transaction and the amount of additional net interest income earned by the Company resulting from it.  However, the Company concluded that the additional interest rate risk, as measured and evaluated, was both manageable and appropriate given the additional net interest income that is expected to be earned by the Company throughout the various market interest rate scenarios modeled.

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

(b)
Changes in internal controls: In the six months ended March 31, 2008, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

At March 31, 2008, the Company and its subsidiaries were not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business.  Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 1A.   RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended September 30, 2007.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our share repurchase activity during the three months ended March 31, 2008 and additional information regarding our share repurchase program.

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under Plans or Programs
Repurchases for the Month January 1 – January 31, 2008 February 1 – February 29, 2008 March 1 – March 31, 2008 Total repurchases	6,106 209,644 155,631 371,381	$10.43 $10.37 $10.41 $10.39	6,106 209,644 155,631 371,381	569,379 359,735 204,104

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Company’s Annual Stockholder’s Meeting (the Meeting) held on February 26, 2008 all the nominees for director proposed by the Company were elected.  The votes cast for each nominee were as follows:

	For	Withheld
Fred G. Kowal	9,047,325	1,375,810
Vincent S. Rospond	9,037,563	1,385,572

Directors whose terms of office as a director continued after the meeting are: Joseph Kliminski, H. Joseph North, W. George Parker, Robert A. Gaccione and James H. Ward III.

At the Meeting, the shareholders also ratified the appointment of Crowe Chizek and Company LLC as independent auditors for the fiscal year ending September 30, 2008.  The votes cast for and against and the number of abstentions were as follows:

For	Against	Abstain
10,316,186	78,476	28,473

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14a and 15d-14a.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14a and 15d-14a.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Bancorp of New Jersey, Inc. (Registrant)

Date: May 12, 2008	By:	/s/ Joseph Kliminski
Joseph Kliminski
Chief Executive Officer

Date: May 12, 2008	By:	/s/ Eric B. Heyer
Eric B. Heyer
Senior Vice President and Chief Financial Officer