Form 10-Q
period 2008-06-30
AMERICAN BANCORP OF NEW JERSEY INC
filed 2008-08-11
CIK 1330039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

     [ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from __ to __

                       Commission file number 000-1330039

                      AMERICAN BANCORP OF NEW JERSEY, INC.
             (Exact name of registrant as specified in its charter)

          New Jersey                                     55-0897507
          ----------                                     ----------
 (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                    Identification Number)


                 365 Broad Street, Bloomfield, New Jersey 07003
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (973) 748-3600
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated     Accelerated       Non-accelerated      Smaller reporting
 filer [ ]            filer [ X ]         filer [ ]             company [ ]
                                     (Do not check if a smaller
                                         reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):
                         Yes [ ] No [ X ]

As of August 8, 2008, there were 10,945,856 outstanding shares of the Registrant's Common Stock.

                      AMERICAN BANCORP OF NEW JERSEY, INC.

                                Table of Contents


PART I - FINANCIAL INFORMATION (UNAUDITED)

     Item 1.    Financial Statements                                                                          3
                Notes to Financial Statements                                                                 9

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                        14

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                   36

     Item 4.    Controls and Procedures                                                                      41

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings                                                                            42
     Item 1A.   Risk Factors                                                                                 42
     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                  42
     Item 3.    Defaults Upon Senior Securities                                                              42
     Item 4.    Submission of Matters to a Vote of Securities Holders                                        42
     Item 5.    Other Information                                                                            42
     Item 6.    Exhibits                                                                                     43


FORM 10-Q SIGNATURE PAGE                                                                                     44

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

American Bancorp of New Jersey, Inc.
Statements of Financial Condition
(in thousands, except share data)
(unaudited)

                                                                                    June 30,       September 30,
                                                                                      2008              2007
                                                                                      ----              ----
ASSETS
Cash and cash equivalents
     Cash and due from banks                                                     $    9,952          $   9,983
     Interest-earning deposits                                                        1,711             14,638
     Federal funds sold                                                              20,980             12,800
                                                                                  ----------         ---------
         Total cash and cash equivalents                                             32,643             37,421

Securities available-for-sale                                                        85,136             58,093
Securities held-to-maturity (fair value, June 30, 2008 - $6,818 September 30,
   2007 - $6,671)                                                                     6,856              6,730
Loans held for sale                                                                       -              1,243
Loans receivable, net of allowance for loan losses (June 30, 2008 - $2,965,
   September 30, 2007 - $2,568)                                                     471,220            437,883
Premises and equipment                                                               12,038             10,856
Federal Home Loan Bank stock, at cost                                                 3,014              2,553
Cash surrender value of life insurance                                               13,619             13,214
Accrued interest receivable                                                           2,365              2,212
Other assets                                                                          3,832              3,533
                                                                                 ----------          ---------
     Total assets                                                                $  630,723            573,738
                                                                                 ==========          =========

LIABILITIES AND EQUITY
Deposits
     Non-interest-bearing                                                        $   30,558         $   30,494
     Interest-bearing                                                               420,202            398,106
                                                                                 ----------         ----------
         Total deposits                                                             450,760            428,600

Advance payments by borrowers for taxes and insurance                                 2,925              2,702
Borrowings                                                                           81,564             37,612
Accrued expenses and other liabilities                                                4,581              4,231
                                                                                 ----------         ----------
         Total liabilities                                                       $  539,830         $  473,145


Commitments and contingent liabilities

Equity
      Preferred stock, $.10 par value, 10,000,000 shares authorized at June 30,
           2008 and September 30, 2007;                                                   -                  -

      Common stock, $.10 par value, 20,000,000 shares authorized, 14,527,953 shares issued at June 30, 2008 and September 30, 2007;
        10,948,286 and 11,946,190 outstanding
        at June 30, 2008 and September 30, 2007;                                      1,453              1,453

     Additional paid in capital                                                     115,235            113,607
     Unearned ESOP shares                                                            (7,762)            (8,099)
     Retained earnings                                                               23,430             24,258
     Treasury Stock; 3,579,667 and 2,581,763 shares
        at June 30, 2008 and September 30, 2007                                     (40,805)           (30,353)
     Accumulated other comprehensive loss                                              (658)              (273)
                                                                                 ----------         ----------
         Total equity                                                                90,893            100,593
                                                                                 ----------         ----------
              Total liabilities and equity                                       $  630,723         $  573,738
                                                                                 ==========         ==========

     See accompanying notes to unaudited consolidated financial statements

American Bancorp of New Jersey, Inc.
Statements of Income
(in thousands, except share data)
(unaudited)

                                                                     Nine Months Ended               Three Months Ended
                                                                         June 30,                        June 30,
                                                                         --------                        --------
                                                                    2008            2007            2008           2007
                                                                    ----            ----            ----           ----
Interest and dividend income
   Loan, including fees                                         $  20,107       $  18,206       $   6,685      $   6,299
   Securities                                                       2,461           2,306           1,132            699
   Federal funds sold and other                                       819             863             146            510
                                                                ---------       ---------       ---------      ---------
      Total interest income                                        23,387          21,375           7,963          7,508

Interest expense
   NOW and money market                                             2,790           2,140             659          1,072
   Savings                                                          1,577           2,054             456            657
   Certificates of deposit                                          7,285           6,124           2,436          2,182
   Borrowings                                                       1,714           1,767             699            533
                                                                ---------       ---------       ---------      ---------
      Total interest expense                                       13,366          12,085           4,250          4,444

Net interest income                                                10,021           9,290           3,713          3,064

Provision for loan losses                                             431             320             121             77
                                                                ----------      ---------       ---------      ---------

Net interest income after provision for loan losses                 9,590           8,970           3,592          2,987

Noninterest income
   Deposit service fees and charges                                   704             518             262            183
   Income from cash surrender value of life insurance                 405             337             139            127
   Gain on sale of loans                                                9              42               -             30
   Loss on sales of securities available-for-sale                      (5)            (11)              -              -
   Other                                                              201             165              80             68
                                                                ---------       ---------       ---------      ---------
      Total noninterest income                                      1,314           1,051             481            408

Noninterest expense
   Salaries and employee benefits                                   6,729           6,345           2,174          2,254
   Occupancy and equipment                                          1,414             744             506            282
   Data processing                                                    591             549             208            191
   Advertising and marketing                                          171             244              39             78
   Professional and consulting                                        308             299             110             95
   Legal                                                              160             110              41             27
   Other                                                              890             826             342            277
                                                                ---------       ---------       ---------      ---------
      Total noninterest expense                                    10,263           9,117           3,420          3,204

Income before provision for income taxes                              641             904             653            191

Provision for income taxes                                            129             276             222             41
                                                                ---------       ---------       ---------      ---------

Net income                                                        $   512         $   628         $   431        $   150

Comprehensive income                                              $   127          $  957       $   (466)        $   151

Earnings per share:
     Basic                                                       $   0.05        $   0.05        $   0.04       $   0.01
     Diluted                                                     $   0.05        $   0.05        $   0.04       $   0.01

     See accompanying notes to unaudited consolidated financial statements

American Bancorp of New Jersey, Inc.
Statements of Shareholders' Equity
Nine months ended June 30, 2007
(in thousands, except share data)
(unaudited)

                                                                                  Accumulated                                Compre-
                                        Additional      Unearned                    Other                                    hensive
                              Common     Paid-In         ESOP       Retained     Comprehensive                     Total     Income
                              Stock      Capital         Shares     Earnings        Income      Treasury Stock     Equity    (Loss)
                              -----      -------         ------      --------        ------      --------------    ------    ------
Balance at
  September 30, 2006        $ 1,453    $   111,780     $  (8,549)   $  25,438     $  (881)       $   (4,380)    $ 124,861
Cumulative effect of
   adoption of SAB 108            -              -             -          130           -                 -           130
Balance at
  October 1, 2006           $ 1,453    $   111,780     $  (8,549)   $  25,568        (881)       $   (4,380)    $ 124,991

RSP stock grants
   (6,249 shares issued)          -            (76)            -           -            -                76             -
RSP shares earned including
   tax benefit of vested
   awards                         -            904             -           -            -                 -           904
Share purchases
   (1,700,603 shares)             -              -             -           -            -           (20,347)      (20,347)
Stock options earned                           422             -           -            -                 -           422
ESOP shares earned                -            127           337           -            -                 -           464
Cash dividends paid
   $0.12 per share                -              -             -      (1,421)           -                 -        (1,421)

Comprehensive income
    Net income                    -              -             -         628            -                 -           628
    Change in unrealized
      loss on securities
      available-for-sale,
      net of taxes                -                            -           -          329                 -           329
                            -------    -----------     ---------    --------      -------         ---------     ---------
         Total  comprehensive
         income                                                                                                             $   957
                                                                                                                            =======

Balance at
  June 30, 2007             $ 1,453    $   113,157     $  (8,212)   $  24,775        (552)         (24,651)     $ 105,970
                            =======    ===========     =========    =========     =======         ========       =========

     See accompanying notes to unaudited consolidated financial statements
                                       5

American Bancorp of New Jersey, Inc.
Statements of Shareholders' Equity
Nine months ended June 30, 2008
(in thousands, except share data)
(unaudited)

                                                                               Accumulated                                   Compre-
                                     Additional       Unearned                    Other                                      hensive
                        Common        Paid-In           ESOP      Retained     Comprehensive      Treasury         Total      Income
                         Stock        Capital          Shares     Earnings         Loss             Stock         Equity      (Loss)
                         -----        -------          ------     --------         ----             -----         ------      ------
Balance at
   September 30, 2007  $  1,453    $   113,607     $  (8,099)   $  24,258      $  (273)         $ (30,353)     $ 100,593
RSP shares earned
   including tax benefit
   of vested awards          -           1,010             -            -            -                  -          1,010
Tax benefit on dividends
   paid on unvested RSP
   shares                    -              66             -            -            -                  -             66
Share purchases
   (1,002,070 shares)        -               -             -            -            -            (10,500)       (10,500)
Stock options earned                       490             -            -            -                  -            490
Stock options exercised      -             (19)            -            -            -                 48             29
ESOP shares earned           -              81           337            -            -                  -            418
Cash dividends paid
   $0.13 per share           -               -             -       (1,340)           -                  -         (1.340)

Comprehensive income
   Net income                -               -             -          512            -                  -            512        512
   Change in unrealized
    loss on securities
    available-for-sale,
    net of taxes             -               -             -            -         (385)                 -           (385)      (385)
                       -------     -----------     ---------    ---------      -------          ---------      ---------  ----------
       Total  comprehensive
         income                                                                                                           $     127
                                                                                                                          ==========

Balance at
June 30, 2008          $  1,453    $   115,235     $   (7,762)  $  23,430      $  (658)         $ (40,805)     $  90,893
                       ========    ===========     ==========   =========      =======          =========      =========

     See accompanying notes to unaudited consolidated financial statements

American Bancorp of New Jersey, Inc.
Statements of Cash Flows
(in thousands)
(unaudited)

                                                                            Nine Months Ended
                                                                                June 30,
                                                                                --------
                                                                       2008            2007
                                                                       ----            ----
Cash flows from operating activities
    Net Income                                                         $ 512          $   628
    Adjustments to reconcile net income to net cash
       provided by operating activities
       Depreciation and amortization                                     411              261
       Net amortization and accretion of premiums and discounts          (54)             (10)
       Losses on sales of securities available-for-sale                    5               11
       ESOP compensation expense                                         418              464
       RSP compensation expense                                          979              833
       SOP compensation expense                                          490              422
       Provision for loan losses                                         431              320
       Increase in cash surrender value of life insurance               (405)            (337)
       Gain on sale of loans                                              (7)             (42)
       Proceeds from sales of loans                                    1,869            8,421
       Origination of loans held for sale                               (619)          (8,882)
       Increase in accrued interest receivable                          (153)            (183)
       Decrease (increase) in other assets                               398              (41)
       Change in deferred income taxes                                  (405)            (269)
       Decrease in other liabilities                                     350              187
                                                                       -----          -------
           Net cash provided by operating activities                   4,220            1,783

Cash flows from investing activities
    Net increase in loans receivable                                 (33,768)          (27,259)
    Purchases of securities held-to-maturity                          (1,108)                -
    Maturities of securities held-to-maturity                              -             2,000
    Principal paydowns on securities held-to-maturity                    972             1,319
    Purchases of securities available-for-sale                       (54,841)           (4,990)
    Sales of securities available-for-sale                            11,510             3,227
    Maturities of securities available-for-sale                        2,000            11,000
    Principal paydowns on securities available-for-sale               13,670            13,028
    Purchase of Federal Home Loan Bank stock                            (958)           (1,999)
    Redemption of Federal Home Loan Bank stock                           497             2,711
    Purchase of bank-owned life insurance                                  -            (4,000)
    Purchase of premises and equipment                                (1,593)           (4,079)
                                                                     --------       ----------
       Net cash used in investing activities                         (63,619)           (9,042)

Cash flows from financing activities
    Net increase in deposits                                          22,160            82,769
    Net change in advance payments by borrowers for taxes and
           insurance                                                     223               399
    Proceeds from borrowings                                          55,000                 -
    Repayment of borrowings                                          (11,048)           (6,047)
    Net change in Federal Home Loan Bank of New York overnight
           lines of credit                                                 -           (10,400)
    RSP tax benefit of vested awards                                      31                71
    Tax benefit on dividends paid on unvested RSP shares                  66                 -
    Proceeds from stock option exercises                                  29                 -
    Cash dividends paid                                               (1,340)           (1,421)
    RSP and treasury share purchases                                 (10,500)          (20,347)
                                                                     -------         ---------
    Net cash provided by financing activities                         54,621            45,024
    Net change in cash and cash equivalents                           (4,778)           37,765
    Cash and cash equivalents at beginning of year                    37,421             7,165
                                                                     -------         ---------

Cash and cash equivalents at end of period                        $   32,643       $    44,930
                                                                  ==========       ===========
                                  (Continued)


American Bancorp of New Jersey, Inc.
Statements of Cash Flows
(in thousands)
(unaudited)
                                                                          Nine Months Ended
                                                                               June 30,
                                                                               --------
                                                                      2008              2007
                                                                      ----              ----
Supplemental cash flow information:
    Cash paid during the period for
       Interest                                                 $    10,067       $    12,232
       Income taxes, net of refunds                                     506               867



Supplemental disclosures of non-cash financing transaction:
    Cumulative effect of adoption of SAB 108                              -               130

     See accompanying notes to unaudited consolidated financial statements

American Bancorp of New Jersey, Inc.
Notes To Unaudited Financial Statements
 (in thousands)

Note 1 - Basis of Presentation

     American Bancorp of New Jersey, Inc. (the "Company") is a New Jersey chartered corporation organized in May 2005 that was formed for the purpose of acquiring all of the capital stock of American Bank of New Jersey, a federally chartered Bank, (the "Bank"), which was previously owned by ASB Holding Company ("ASBH"). ASBH was a federally chartered corporation organized in June 2003 that was formed for the purpose of acquiring all of the capital stock of the Bank, which was previously owned by American Savings, MHC (the "MHC"), a federally chartered mutual holding company. The Bank had previously converted from a mutual to a stock savings bank in a mutual holding company reorganization in 1999 in which no stock was issued to any person other than the MHC.

     On October 3, 2003,  ASB  Holding  Company,  the  predecessor  of  American
Bancorp of New Jersey, Inc., completed a minority stock offering and sold 1,666,350 shares of common stock in a subscription offering at $10 per share and received proceeds of $16,060,000, net of offering costs of $603,000. ASBH contributed $9,616,000, or approximately 60% of the net proceeds, to the Bank in the form of a capital contribution. ASBH loaned $1,333,080 to the Bank's employee stock ownership plan ("ESOP") and the ESOP used those funds to acquire 133,308 shares of common stock at $10 per share.

     After the sale of the stock, the MHC held 70%, or 3,888,150 shares, of the outstanding stock of ASBH with the remaining 30% or, 1,666,350 shares, held by persons other than the MHC. ASBH held 100% of the Bank's outstanding common stock.

     On October 5, 2005, the Company completed a second step conversion in which the 3,888,150 shares of ASB Holding Company held by the MHC were converted and sold in a subscription offering. Through this transaction, ASBH ceased to exist and was replaced by American Bancorp of New Jersey, Inc. as the holding company for the Bank. A total of 9,918,750 shares of common stock were sold in the offering at $10 per share through which the Company received proceeds of $97,524,302, net of offering costs of $1,663,198. The Company contributed $48,762,151 or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $7,935,000 to the Bank's ESOP which used those funds to acquire 793,500 shares of common stock at $10 per share.

     As part of the second step conversion, each of the 1,666,350 outstanding shares of ASBH held by public shareholders was exchanged for 2.55102 of the Company's shares. This exchange resulted in an additional 4,250,719 shares of the Company being issued, for a total of 14,169,469 outstanding shares.

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank and ASB Investment Corp. (the "Investment Corp.") as of June 30, 2008 and September 30, 2007 and for the three and nine months ended June 30, 2008 and June 30, 2007. Significant intercompany accounts and transactions have been eliminated in consolidation. References in this Quarterly Report on Form 10-Q to the Company generally refer to the Company and the Bank, unless the context indicates otherwise. References to "we," "us," or "our" refer to the Bank or Company, or both, as the context indicates.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007. The September 30, 2007 balance sheet presented herein has been derived from the audited financial statements included in the consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, prepayment speeds on mortgage-backed securities, and status of contingencies are particularly subject to change.

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

     The results of operations for the nine months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year or any other period.

Note 2 - Earnings Per Share (EPS)

     Amounts reported as basic earnings per share of common stock reflect earnings available to common shareholders for the period divided by the weighted average number of common shares outstanding during the period less unearned ESOP and restricted stock plan shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing income by the weighted-average number of shares outstanding for the period plus common-equivalent shares computed using the treasury stock method.

     The factors used in the earnings per share computation follow (in thousands except share data).

                                                     Nine Months Ended                  Three Months Ended
                                                          June 30,                           June 30,
                                                          --------                           --------
                                                   2008              2007              2008             2007
                                                   ----              ----              ----             ----
Basic
    Net income                             $        512       $       628    $          431         $      150

Weighted average common shares
   outstanding                               10,167,297        11,729,700         9,862,522          11,273,478

    Basic earnings per common share        $       0.05       $      0.05    $         0.04         $      0.01
                                           ============        ==========    ==============          ==========

Diluted
    Net income                             $        512       $       628    $          431         $       150

Weighted average common shares
   outstanding  for basic earnings per
   common share                              10,167,297        11,729,700         9,862,522          11,273,478

Add:  Dilutive effects of assumed
   exercises of  stock options                  143,583           159,507           151,380             145,837

Add:  Dilutive effects of full vesting
   of stock  awards                              15,922            31,808            13,601              25,127
                                           ------------           -------    --------------        ------------

Average shares and dilutive
   potential  common shares                  10,326,802        11,921,015        10,027,503          11,444,442
                                           ============        ==========    ==============        ============

Diluted earnings per common share          $       0.05      $       0.05   $          0.04        $       0.01
                                           ============      ============   ===============        ============


Note 3 - Other Stock-Based Compensation

At June 30, 2008, all shares and options available under the 2005 Restricted Stock Plan, 2005 Stock Option Plan and the 2006 Equity Incentive Plan had been awarded to participants.

A summary of the activity in the Company's stock option plans for the nine months ended June 30, 2008 and 2007 is as follows.



                                                                           For the nine months ended
                                                                  June 30, 2008                June 30, 2007
                                                                  -------------                -------------

                                                                            Weighted                      Weighted
                                                                            Average                       Average
                                                                            Exercise                      Exercise
                                                              Shares         Price          Shares         Price
                                                              -----          -----          ------         -----
                       Outstanding at beginning of
                          period                            1,416,948     $    9.26      1,397,854      $   9.23
                       Granted                                      -             -         19,094         11.87
                       Exercised                              ( 4,166)         6.80              -             -
                       Forfeited or expired                         -             -              -             -
                                                           ----------    ----------   ------------      --------

                       Outstanding at end of period         1,412,782     $    9.27      1,416,948      $   9.26
                                                           ==========     =========     ==========      ========

                       Options exercisable at period
                          end                                 733,125    $     8.82        417,094      $   8.43
                                                           ==========    ==========     ==========      ========
                       Weighted average remaining
                          contractual life                                7.1 years                    8.0 years


A summary of the status of the Company's nonvested restricted stock plan shares as of June 30, 2008 and 2007 and changes during the nine months ended June 30, 2008 and 2007 are as follows.



                                                                           For the nine months ended
                                                                  June 30, 2008                June 30, 2007
                                                                  -------------                -------------

                                                                            Weighted                      Weighted
                                                                            Average                       Average
                                                                           Grant Date                    Grant Date
                                                                Shares     Fair Value      Shares         Fair Value
                                                                ------     ----------      ------        -----------
                       Outstanding at beginning of
                          period                               414,281    $  10.13        520,126     $    10.04
                       Granted                                       -           -          6,249          11.87
                       Vested                                 (129,112)       9.85       (112,094)          9.80
                       Forfeited or expired                          -           -              -              -
                                                           -----------    ---------    ----------      ---------

                       Outstanding at end of period            285,169   $    10.25       414,281     $    10.13
                                                           ===========   ==========    ==========     ==========


Note 4 - Recent Accounting Pronouncements

     In July 2006, the FASB released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The adoption of Interpretation No. 48 on October 1, 2007 did not have a material impact on the Company's consolidated financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 157 when it becomes effective for the Company on October 1, 2008 is not expected to have a material impact on the Company's consolidated financial statements.

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

     At its September 2006 meeting, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance
Arrangements." The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion ("APB") No. 12, "Omnibus Opinion - 1967." The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The provisions of Issue 06-04 should be applied through either a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company is currently assessing the financial statement impact of implementing EITF 06-04.

     On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings ("SAB 109"). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the impact of this standard to be material.

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

Business Strategy

     Our business strategy has been to operate as a well-capitalized independent financial institution dedicated to providing convenient access and quality service at competitive prices. During recent years, we have experienced significant loan and deposit growth. Our current strategy seeks to continue that growth while we evolve from a traditional thrift institution into a full service, community bank. Our key business strategies are highlighted below accompanied by a brief overview of our progress in implementing each of these strategies:

     o Grow and diversify the deposit mix by emphasizing non-maturity account relationships acquired through de novo branching and existing deposit growth. Our current business plan calls for us to open up to three de novo branches over approximately the next five years.

          Having opened three full service branches located in Verona, Nutley and Clifton, New Jersey during fiscal 2007, the Company currently has no plans or commitments to open additional de novo deposit branches during fiscal 2008. Rather, the Company continues to direct significant strategic effort toward achieving and maintaining profitability within each of these three branches. Based on the Company's internal branch profitability model, the Verona branch, which opened in December 2006, achieved profitability during the quarter ended March 31, 2008 and continued to operate profitably during the quarter ended June 30, 2008. The Bank's Nutley and Clifton branches, which opened in May and August of 2007, respectively, have not yet achieved quarterly profitability. However, the operating losses for each of the two branches decreased during the quarter ended June 30, 2008 compared with prior quarters. Notwithstanding this current focus, the Company would consider additional branching projects during fiscal 2008 if appropriate opportunities were to arise but generally expects to revisit additional branching opportunities after fiscal 2008.

     o Grow and diversify the loan mix by increasing commercial loan origination volume while increasing the balance of such loans as a percentage of total loans.

          For the fiscal year ended September 30, 2007, our commercial loans, including multi-family, nonresidential real estate, construction and business loans, grew $45.7 million, or 47.5%, from $96.2 million to $141.9 million. This increase resulted in commercial loans growing from 24.1% to 32.4% of loans receivable, net for fiscal 2007. Such growth continued during the nine months ended June 30, 2008 when our commercial loans grew an additional $32.5 million, or 22.9%, from $141.9 million to $174.4 million increasing the percentage of commercial loans from 32.4% to 37.0% of loans receivable, net. We expect to continue our strategic emphasis on commercial lending throughout the remainder of fiscal 2008 and thereafter.

     o Continue to implement or enhance alternative delivery channels for the origination and servicing of loan and deposit products.

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

     o    Broaden and  strengthen  customer  relationships  by bolstering  cross
          marketing   strategies  with  a  focus  on  multiple   account/service
          relationships.

          We will continue to cross market other products and services to promote multiple account/service relationships and the retention of long term customers and core deposits. These efforts are expected to be directed to customers within all five of the Bank's branches.

     o Utilize capital market tools to effectively manage capital and enhance shareholder value.

          Toward that end, the Company had completed two previous share repurchase plans during fiscal 2007 through which it repurchased ten percent and five percent, respectively, of its outstanding shares. During the quarter ended December 31, 2007, the Company completed its third share repurchase program through which it repurchased five percent of its outstanding shares. A fourth share repurchase plan for an additional five percent of its outstanding shares was announced in January 2008 and remains ongoing at June 30, 2008. Additionally, the Company increased its quarterly dividend paid to shareholders from $0.04 per share to $0.05 per share during the quarter ended June 30, 2008.

     A number of the strategies outlined above have had a detrimental impact on short term earnings. Notwithstanding, we expect to continue to execute these growth and diversification strategies designed to enhance future earnings and resist adverse changes in market conditions toward the goal of enhancing shareholder value. Toward that end, our deposit pricing strategy through the prior quarter ended March 31, 2008 continued to reduce interest costs by incrementally lowering interest rates paid on de novo branch deposits acquired during fiscal 2007 from the higher promotional rates initially offered. By June 30, 2008, most deposits acquired through those de novo branches no longer reflected the effects of promotional pricing. Additionally, we would expect that the prior reductions in market interest rates and steepening of the yield curve during fiscal 2008 may continue to have a beneficial impact on earnings. However, the resiliency of the Bank's branch deposits to future movements in market interest rates and/or competitive pricing pressures - and their respective impact on earnings - can not be assured.

Executive Summary

     The Company's results of operations depend primarily on its net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. It is a function of the average balances of loans and investments versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and investments versus the cost of those deposits and borrowed funds. Our loans consist primarily of residential mortgage loans, comprising first and second mortgages and home equity lines of credit, and commercial loans, comprising multi-family and nonresidential real estate mortgage loans, construction loans and business loans. Our investments primarily include U.S. Agency residential mortgage-related securities and U.S. Agency debentures. Our interest-bearing liabilities consist primarily of retail deposits, advances from the Federal Home Loan Bank of New York and other borrowings associated with reverse repurchase agreement transactions with institutional counterparties.

     During the first nine months of fiscal 2008, the Company's net interest rate spread increased 30 basis points to 1.74% in comparison to 1.44% for all of fiscal 2007. The increase in net interest rate spread resulted primarily from a reduction in the Company's cost of interest-bearing liabilities which decreased 33 basis points to 3.88% from 4.21% for those same comparative periods. The decrease in interest costs was partially offset by a reduction in the Company's yield on earning assets which decreased one basis point to 5.63% from 5.64% for the same comparative periods. This widening of our net interest rate spread reversed the trend of spread compression previously reported during fiscal 2007 when the Company's net interest rate spread decreased 36 basis points from 1.80% during fiscal 2006.

     In large part, the improvements in net interest rate spread for the nine months ended June 30, 2008 resulted from continued decreases in the cost of retail deposits augmented by the addition of lower cost borrowings during the year. The decrease in retail deposit interest costs continues to reflect the overall reduction in market interest rates coupled with the downward adjustment of interest rates paid on deposits acquired through the de novo branches opened during fiscal 2007 on which the Company originally paid higher, promotional interest rates. By contrast, the effects of lower market interest rates on the Company's adjustable rate loans, including construction loans, business loans and home equity lines of credit, have been substantially offset by the positive effect on overall loan yields attributable to the Company's commercial lending strategies.

     The factors resulting in the widening of the Company's net interest rate spread also positively impacted the Company's net interest margin. However, the impact of improved net interest rate spread was substantially offset by the impact of the Company's share repurchase program on the Company's net interest margin. The foregone interest income on the earning assets used to fund share repurchases contributed significantly to limiting the increase in the Company's net interest margin which increased two basis points to 2.41% for the nine months ended June 30, 2008 from 2.39% for all of fiscal 2007.

     Our net interest rate spread and margin may be adversely affected throughout several possible interest rate environments. The risks presented by movements in interest rates is addressed more fully under Item 3. Quantitative and Qualitative Disclosures About Market Risk found later in this report.

     Our results of operations are also affected by our provision for loan losses. For the nine months ended June 30, 2008, the Company recorded a net loan loss provision of $431,000. The provision for loan losses for the nine months ended June 30, 2008 generally reflected the Bank's increased strategic emphasis in commercial lending and the comparatively higher rate of growth in such loan balances than in earlier years. The provision for loan losses for the nine months ended June 30, 2008 also reflected a specific provision of $34,000 attributable to one impaired construction loan, a portion of which was deemed uncollectible by management and was therefore charged off in the second quarter of fiscal 2008. No other additions to the allowance for loan losses were required during the nine months ended June 30, 2008 for nonperforming loans which decreased as a percentage of total assets to 0.14% at June 30, 2008 from

0.22% at September 30, 2007. Net loan loss provision expense, reflected as a percentage of average earning assets, increased one basis point to 0.10% for the nine months ended June 30, 2008 from 0.09% reported for fiscal 2007.

     Our results of operations also depend on our noninterest income and noninterest expense. Noninterest income includes deposit service fees and charges, income on the cash surrender value of life insurance, gains on sales of loans and securities, gains on sales of other real estate owned and loan related fees and charges. Excluding gains and losses on sale of assets, noninterest income as a percentage of average assets increased four basis points to 0.30% for the nine months ended June 30, 2008 from 0.26% for all of fiscal 2007 primarily due to increases in deposit services fees and charges. Such increases were attributable, in part, to deposit service fees and charges at the Bank's de novo branches opened during fiscal 2007. However, the reported increase was also due to growth in deposit-related fees and charges within the Bank's other branches.

     Gains and losses on sale of assets, excluded in the comparison above, typically resulted from the Company selling long term, fixed rate mortgage loan originations into the secondary market. Demand for such loans typically fluctuates with market interest rates. As interest rates rise, market demand for long term, fixed rate mortgage loans diminishes in favor of hybrid ARMs which the Company has historically retained in its portfolio rather than selling into the secondary market. Consequently, the gains and losses on sale of loans reported by the Company have fluctuated with market conditions. Additionally, such gains and losses also reflected the impact of infrequent investment security sales for asset/liability management purposes. As a percentage of average total assets, gains and losses on asset sales for the nine months ended June 30, 2008 totaled less than 0.01% which was relatively unchanged from the 0.01% reported for all of fiscal 2007.

     Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, data processing and other general and administrative expenses. As a percentage of average total assets, noninterest expense for the nine months ended June 30, 2008 totaled 2.32% representing an increase of one basis point from 2.31% reported for all of fiscal 2007.

     The noninterest expense reported above for the first nine months of fiscal 2008 fully reflects the ongoing costs of the three full service branches opened during the prior fiscal year. In general, management expects occupancy and equipment expense to increase in the future as we continue to implement our de novo branching strategy to expand our branch office network. However, the Company currently has no plans or commitments to open additional de novo branches during fiscal 2008. Rather, the Company expects to direct significant strategic effort toward achieving and maintaining profitability within each of these three branches while revisiting additional branching opportunities after fiscal 2008. Notwithstanding the expected de novo branching hiatus for fiscal 2008, our current business plan targets the opening of up to three additional de novo branches over approximately the next five years. The costs for land purchases or leases, branch construction costs and ongoing operating costs for additional branches will impact future earnings.

     The Company also expects occupancy expense to continue to reflect the costs associated with the relocation of the Bank's Bloomfield branch which opened in April 2008. This relocation has significantly upgraded and modernized the Bloomfield branch facility supporting the Company's deposit growth and customer service enhancement objectives. The relocation will also support potential expansion of the administrative and lending office space within the Company's existing headquarters facility, where the branch had previously been located, should such expansion be required to support the Company's business plan.

     In an effort to reduce ongoing operating expenses, the Company enacted a reduction in workforce during the first quarter of fiscal 2008 resulting in the elimination of five managerial and administrative support positions. Salary and employee benefit expense reductions resulting from this initiative are expected to total approximately $388,000 per year which began during the second quarter of fiscal 2008, equal to annual after-tax earnings of approximately $0.02 per share based upon the Company's outstanding shares at June 30, 2008. This action, in conjunction with other adjustments to staffing, has enabled the Company to reduce the number of full time equivalent employees by nearly 10% during fiscal 2008.

     The effect of these compensation expense reduction measures during the first nine months of fiscal 2008 was somewhat muted by an offsetting increase in expense attributable to the death of a Director Emeritus of the Company during the second fiscal quarter. Under the terms of the Company's restricted stock and stock option plans, the vesting of the remaining unearned benefits accruing to the director through these plans was automatically accelerated. As such, the Company incurred an acceleration of the remaining pre-tax expenses associated with these benefits totaling approximately $254,000 during that period.

     Notwithstanding, the Company will continue to monitor its employee staffing levels in relation to the goals and objectives of its business plan and may consider further opportunities to adjust such staffing levels, as appropriate, to support the achievement of those goals and objectives.

     In total, our annualized return on average assets increased two basis points to 0.12% for the nine months ended June 30, 2008 from 0.10% for all of fiscal 2007, while annualized return on average equity increased 21 basis points to 0.72% from 0.51% for the same comparative periods.

Comparison of Financial Condition at June 30, 2008 and September 30, 2007

     Our total assets increased by $57.0 million, or 9.9%, to $630.7 million at June 30, 2008 from $573.7 million at September 30, 2007. The increase primarily reflected comparatively higher balances of investment securities and loans receivable, net partially offset by lower balances of cash and cash equivalents and loans held for sale.

     Cash and cash equivalents decreased by $4.8 million, or 12.8%, to $32.6 million at June 30, 2008 from $37.4 million at September 30, 2007. The net decrease in cash and cash equivalents primarily reflects cash outflows funding share repurchases and growth in loans receivable, net partially offset by cash inflows from investment security maturities and repayments, reductions in the balance of loans held for sale and continued net growth in deposits.

     The balance of cash and cash equivalents continues to reflect the accumulation of short term, interest-earning investments which resulted from the net cash inflows associated with deposit growth during fiscal 2007 and the first nine months of fiscal 2008. The Company expects to continue reinvesting the proceeds received through its growth in deposits into the loan portfolio over time as lending opportunities arise. To the extent supported by loan demand and origination volume, the Company expects to reinvest deposit proceeds into its commercial loan portfolio. such loans. However, the net addition of residential mortgages to the loan portfolio, including longer term, fixed rate one- to four family mortgages which were historically sold into the secondary market, is expected to continue augmenting the growth in commercial loans as a reinvestment alternative for a portion of the accumulated balance of cash and cash equivalents. (See further discussion in the subsequent section titled "Quantitative and Qualitative Disclosures About Market Risk".)

     Securities classified as available-for-sale increased $27.0 million, or 46.6%, to $85.1 million at June 30, 2008 from $58.1 million at September 30, 2007 while securities held-to-maturity increased approximately $126,000, or 1.9% to $6.9 million from $6.7 million for those same comparative periods.

     The net increase in available-for-sale securities was largely attributable to a wholesale growth transaction in March 2008 through which the Company purchased approximately $50.0 million of mortgage-related investment securities funded by an equivalent amount of borrowings. The ongoing net interest income resulting from this transaction continues to augment the Company's earnings to offset a portion of the near term costs associated with executing its business plan. Through this transaction, the Company took advantage of the opportunity presented by recent turmoil in the mortgage securities markets to acquire agency, AAA-rated mortgage-related securities at historically wide interest rate spreads in relation to the cost of wholesale funding sources. The growth in available-for-sale securities associated with this transaction was partially offset by the continued reinvestment of a significant portion of the funds received from maturing debentures and other mortgage-related security repayments into the loan portfolio.

     The following table compares the composition of the Company's investment securities portfolio by security type as a percentage of total assets at June 30, 2008 with that of September 30, 2007. Amounts reported exclude unrealized gains and losses on the available for sale portfolio.

                                                      June 30, 2008                       September 30, 2007
                                                      -------------                       ------------------
                                                                  Percent of                            Percent of
Type of Securities                              Amount           Total Assets            Amount        Total Assets
------------------                              ------           ------------            ------        ------------
                                                                    (Dollars in thousands)
                                                                     --------------------

Fixed rate MBS                                $    49,174            7.79%            $    11,454           2.00%
ARM MBS                                            10,127            1.61                  14,470           2.52
Fixed rate CMO                                     31,950            5.07                  35,280           6.14
Floating rate CMO                                   1,846            0.29                   2,047           0.36
Fixed rate agency debentures                            -               -                   2,000           0.35
                                          -----------------       ------------        -----------        -------

Total                                         $    93,097           14.76%            $    65,251          11.37%
                                              ===========         =======             ===========        =======

     Assuming no change in interest rates, the estimated average life of the investment securities portfolio was 5.27 years and 2.24 years, respectively, at June 30, 2008 and September 30, 2007. Assuming a hypothetical immediate and permanent increase in interest rates of 300 basis points, the estimated average life of the portfolio would have extended to 6.23 years and 2.65 years at June 30, 2008 and September 30, 2007, respectively.

     Loans receivable, net increased by $33.3 million, or 7.6%, to $471.2 million at June 30, 2008 from $437.9 million at September 30, 2007. The growth was comprised of net increases in commercial loans totaling $32.5 million or 22.9%. Such loans include multi-family, nonresidential real estate, construction and business loans. The increase in loans receivable, net also included net increases in home equity loans and home equity lines of credit totaling $1.8 million and net increases in consumer loans of $247,000. Offsetting the growth in these categories was a $799,000 decrease in the balance of one- to four family first mortgages resulting from diminished loan origination volume stemming from slowing purchase and refinance activity coupled with the Company's reduced strategic emphasis on the origination of such loans. Additionally, the Company reported a net increase to the allowance for loan losses totaling $397,000.

     One- to four-family mortgage loans are generally grouped by the Bank into one of three categories based upon underwriting criteria: "Prime", "Alt-A" and "Sub-prime" mortgages. Sub-prime loans are generally defined by the Bank as loans to borrowers with deficient credit histories and/or higher debt-to-income ratios. Loans falling within the Alt-A category, as defined by the Bank, include loans to borrowers with blemished credit credentials that are less severe than those characterized by Sub- prime loans but otherwise preclude the loan from being considered Prime. Alt-A loans may also be characterized by other underwriting or documentation exceptions such as reduced or limited loan documentation. Loans without the deficiencies or exceptions characterizing Sub-prime and Alt-A loans are considered Prime and comprise the significant majority of the one- to four family mortgages originated and retained by the Bank.

     The Bank does not currently offer Sub-prime loan programs. Prior to fiscal 2007, the Bank had offered a limited number of one- to four-family loan programs through which it originated and retained Sub-prime loans to borrowers with deficient credit histories or higher debt-to-income ratios. At June 30, 2008 and September 30, 2007, the remaining balance of these loans was approximately $1.2 million and $1.4 million, respectively, comprising 10 and 11 loans, respectively, at each date. All such loans were performing in accordance with their terms for the periods reported.

     Through fiscal 2007, the Bank offered an Alt-A stated income loan program by which it originated and retained loans to borrowers whose income was affirmatively stated at the time of application, but not verified by the Bank. The Bank discontinued that program in the first quarter of fiscal 2008. At June 30, 2008 and September 30, 2007, the remaining balance of these loans was approximately $7.8 million and $8.6 million, respectively, comprising 28 and 29 loans, respectively, at each date. Two of these loans, with balances of $421,000 and $371,000 were 30 and 60 days past due, respectively, at June 30, 2008 with the latter being paid in full during July, 2008.

     The Bank continues to offer a limited Alt-A program through which it originates and sells all such loans to Fannie Mae under its Expanded Approval program on a non-recourse, servicing retained basis. A significant portion of the loans originated under this remaining Alt-A program support the procurement of mortgage financing for first time home buyers.

     At June 30, 2008 and September 30, 2007, respectively, the balance of one- to four-family mortgage loans included $23.9 million and $22.6 million of thirty year adjustable rate loans with initial fixed interest rate periods of three to five years during which time monthly loan payments comprise interest only. After the initial period, the monthly payments on such loans are adjusted to reflect the collection of both interest and principal over the loan's remaining term to maturity.

     The following two tables compare the composition of the Company's loan portfolio by loan type as a percentage of total assets at June 30, 2008 with that of September 30, 2007. Amounts reported exclude allowance for loan losses and net deferred origination costs.

     The table below generally defines loan type by loan maturity and/or repricing characteristics:

                                                    June 30, 2008                        September 30, 2007
                                                    -------------                        ------------------
                                                                  Percent of                              Percent of
Type of Loans                                    Amount          Total Assets           Amount           Total Assets
-------------                                    ------          ------------           ------           ------------
                                                                   (Dollars in thousands)
                                                                    --------------------

Construction (1)                            $    41,931              6.65%         $    32,592              5.68%
Prime-indexed Land                                2,232              0.35                    -                 -
1/1 and 3/3 ARMs                                  7,289              1.16                7,642              1.33
3/1 and 5/1 ARMs                                131,982             20.92              142,254             24.80
5/5 and 10/10 ARMs                               45,858              7.27               46,017              8.02
7/1 and 10/1 ARMs                                 4,978              0.79                3,500              0.61
15 year fixed or less                           143,473             22.74              129,158             22.52
Greater than 15 year fixed                       64,366             10.21               52,012              9.07
Prime-indexed HELOC                              21,739              3.45               19,756              3.44
Consumer  (2)                                       902              0.14                  655              0.11
Business  (3)                                     8,449              1.34                7,024              1.22
                                            -----------           -------          -----------           -------

Total                                       $   473,199             75.02%         $   440,610             76.80%
                                            ===========           =======          ===========           =======

(1) Construction loans are generally floating rate with original maturities of two years or less.
(2) Consumer loans are generally fixed rate with original maturities of less than five years.
(3) Business loans are generally fixed or floating rate with original maturities of five years or less.


         The table below generally defines loan type by collateral or purpose:

                                                    June 30, 2008                        September 30, 2007
                                                    -------------                        ------------------
                                                                Percent of                              Percent of
Type of Loans                                  Amount          Total Assets           Amount           Total Assets
-------------                                  ------          ------------           ------           ------------
                                                                   (Dollars in thousands)
                                                                    --------------------
Construction (1)                            $    41,931              6.65%         $    32,592              5.68%
1-4 family mortgage                             275,995             43.75              278,183             48.50
Multifamily (5+) mortgage                        33,354              5.29               30,585              5.33
Nonresidential mortgage                          85,577             13.57               68,474             11.94
Land                                              5,252              0.83                3,341              0.58
1-4 family HELOC                                 21,739              3.45               19,756              3.44
Consumer  (2)                                       902              0.14                  655              0.11
Business  (3)                                     8,449              1.34                7,024              1.22
                                            -----------           -------          -----------           -------

Total                                       $   473,199             75.02%         $   440,610             76.80%
                                            ===========           =======          ===========           =======

(1) Construction loans generally include loans collateralized by land and one-to four family, multifamily and commercial buildings in process of construction.
(2) Consumer loans generally include secured account loans and unsecured overdraft protection balances.
(3) Business loans generally include secured and unsecured business lines of credit and term notes.

     Total deposits increased by $22.2 million, or 5.2%, to $450.8 million at June 30, 2008 from $428.6 million at September 30, 2007. This net growth reflected increases in certificates of deposit and noninterest-bearing checking accounts of $36.6 million and $64,000, respectively, offset by reductions in the balance of interest-bearing checking, including money market checking, and savings accounts of $13.7 million and $819,000, respectively. These net changes reflect, in part, the disintermediation of a portion of the non-maturity deposits generated through the three branches opened during fiscal 2007 on which interest rates have been reduced from the higher, promotional levels originally paid.

     The following table compares the composition of the Company's deposit portfolio by category as a percentage of total assets at June 30, 2008 with that of September 30, 2007.

                                                     June 30, 2008                       September 30, 2007
                                                     -------------                       ------------------
                                                                Percent of                              Percent of
Deposit category                                Amount          Total Assets          Amount           Total Assets
----------------                                ------          ------------          ------           ------------
                                                                    (Dollars in thousands)
                                                                     --------------------

Noninterest bearing checking                  $    30,558            4.84%            $    30,494           5.31%
Money market checking                              75,866           12.03                  92,550          16.13
Interest bearing checking                          22,262            3.53                  19,245           3.35
Money market savings                                8,097            1.28                  10,263           1.79
Other savings                                      83,862           13.30                  82,515          14.38
Certificates of deposit                           230,115           36.49                 193,533          33.74
                                              -----------         -------             -----------        -------

Total                                         $   450,760           71.47%            $   428,600          74.70%
                                              ===========         =======             ===========        =======

     The following table compares the composition of the Company's deposit portfolio by branch as a percentage of total assets at June 30, 2008 with that of September 30, 2007.


                                                     June 30, 2008                       September 30, 2007
                                                     -------------                       ------------------
                                                                 Percent of                             Percent of
Branch                                          Amount          Total Assets            Amount         Total Assets
------                                          ------          ------------            ------         ------------
                                                                      (Dollars in thousands)
                                                                       --------------------
Bloomfield                                  $     229,834           36.45%          $     223,557          38.97%
Cedar Grove                                       113,309           17.96                 111,030          19.35
Verona                                             50,914            8.07                  55,193           9.62
Nutley                                             30,611            4.85                  23,534           4.10
Clifton                                            26,092            4.14                  15,286           2.66
                                            -------------     -----------           -------------      ---------


Total                                       $     450,760           71.47%          $     428,600          74.70%
                                            =============     ===========           =============      =========

     The reported reduction in the Verona branch deposit balances largely reflects the outflow of a portion of the deposits generated through this branch during the prior fiscal year on which interest rates have been reduced from the higher, promotional levels originally paid.

     Borrowings increased $44.0 million, or 116.9%, to $81.6 million at June 30, 2008 from $37.6 million at September 30, 2007. The growth in borrowings was primarily attributable to the additions in FHLB advances and reverse repurchase agreements associated with the $50.0 million wholesale growth transaction noted earlier partially offset by the net repayment of $6.0 million of maturing fixed rate FHLB term advances.

     The following table compares the composition of the Company's borrowing portfolio by remaining term to maturity as a percentage of total assets at June 30, 2008 with that of September 30, 2007. Scheduled principal payments on amortizing borrowings are reported as maturities.

                                                    June 30, 2008                        September 30, 2007
                                                    -------------                        ------------------
                                                                  Percent of                              Percent of
Remaining Term                                   Amount          Total Assets           Amount           Total Assets
--------------                                   ------          ------------           ------           ------------
                                                                   (Dollars in thousands)
                                                                    --------------------
Overnight                                   $         -                 -%         $         -                 -%
One year or less                                 16,564              2.63               12,065              2.10
Greater than one to two years                    16,000              2.54                7,547              1.32
Greater than two to three years                   6,000              0.95                6,000              1.05
Greater than three to four years                  6,000              0.95                6,000              1.05
Greater than four to five years                   2,000              0.32                5,000              0.87
More than five years (1)                         35,000              5.54                1,000              0.17
                                            -----------           -------          -----------           -------
Total                                       $    81,564             12.93%         $    37,612              6.56%
                                            ===========           =======          ===========           =======

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

     Equity decreased $9.7 million, or 9.6% to $90.9 million at June 30, 2008 from $100.6 million at September 30, 2007. The reported decrease in equity was primarily attributable to a $10.5 million increase in Treasury stock resulting from the Company's share repurchases during the first nine months of fiscal 2008 during which time the Company had repurchased a total of 1,002,070 shares at an average price of $10.44 per share.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and June 30, 2007

     General. The Company recorded net income of $431,000 for the three months ended June 30, 2008, an increase of $281,000, or 187.3% from the three months ended June 30, 2007 when the Company reported net income of $150,000. The increase in net income resulted from increases in net interest income and noninterest income partially offset by increases in noninterest expense, provision for loan losses and provision for income taxes.

     Interest Income. Total interest income increased 6.1% or $455,000 to $8.0 million for the three months ended June 30, 2008 from $7.5 million for the three months ended June 30, 2007. For those same comparative periods, the average yield on interest-earning assets decreased 26 basis points to 5.43% from 5.69% while the average balance of interest-earning assets increased $59.1 million to $586.4 million from $527.3 million.

     Interest income on loans increased $385,000 or 6.1%, to $6.7 million for the three months ended June 30, 2008 from $6.3 million for the three months ended June 30, 2007. This increase was due, in part, to a $40.6 million increase in the average balance of loans receivable, including loans held for sale, to $466.2 million for the three months ended June 30, 2008 from $425.6 million for the three months ended June 30, 2007. The impact of the higher average balance was partially offset by a reduction in the average yield on loans which decreased 18 basis points to 5.74% from 5.92% for those same comparative periods. The increase in the average balance on loans receivable was primarily attributable to the Company's strategic emphasis on commercial lending while the reduction in average yield on loans generally reflects the effect of lower market interest rates on the floating rate portion of the portfolio.

     Interest income on securities increased $433,000 or 62.0% to $1.1 million for the three months ended June 30, 2008 from $699,000 for the three months ended June 30, 2007. The increase was due, in part, to a $33.2 million increase in the average balance of investment securities, excluding the available for sale mark to market adjustment, to $98.1 million for the three months ended June 30, 2008 from $64.8 million for the three months ended June 30, 2007. The impact on interest income attributable to this increase was augmented by a 31 basis point increase in the average yield on securities which grew to 4.62% from 4.31% for the same comparative periods. The increase in yield primarily resulted from the maturity and repayment of lower yielding investment securities coupled with higher yields on newly purchased securities, including those relating to the $50.0 million wholesale growth transaction completed in March 2008. The increase in yield also reflects the repricing of adjustable rate securities in accordance with the general movement of market interest rates between the comparative periods.

     Interest and dividend income on federal funds sold, other interest-earning deposits and FHLB stock decreased $364,000 to $146,000 for three months ended June 30, 2008 from $510,000 for the three months ended June 30, 2007. This reduction in income was due primarily to a decline in the average yield of these assets which decreased 289 basis points to 2.64% from 5.53% for the same comparative periods reflecting reductions in short term market interest rates. The impact of the decline in yield was exacerbated by a $14.8 million decline in the average balance of these assets to $22.1 million for the three months ended June 30, 2008 from $36.9 million for the three months ended June 30, 2007. The average balances reported and used for yield calculations reflect, where appropriate, the reduction for outstanding checks issued against such accounts. This has the effect of increasing the reported yield on such assets.

     Interest Expense. Total interest expense decreased by $193,000 or 4.3% to $4.2 million for the three months ended June 30, 2008 from $4.4 million for the three months ended June 30, 2007. For those same comparative periods, the average cost of interest-bearing liabilities decreased 86 basis points from 4.30% to 3.44%, while the average balance of interest-bearing liabilities increased $80.3 million or 19.4% to $493.9 million for the three months ended June 30, 2008 from $413.7 million for the three months ended June 30, 2007.

     Interest expense on deposits decreased $360,000 or 9.2% to $3.6 million for the three months ended June 30, 2008 from $3.9 million for the three months ended June 30, 2007. This decrease was due largely to a reduction in the Company's overall cost of interest-bearing deposits which decreased 68 basis points to 3.21% for the three months ended June 30, 2008 from 3.89% for the three months ended June 30, 2007. The components of this decrease include a 190 basis point reduction in the average cost of interest-bearing checking accounts to 2.68% from 4.58%, a 62 basis point reduction in the average cost of savings accounts to 2.03% from 2.65% and a 50 basis point reduction in the average cost of certificates of deposit to 4.36% from 4.86%. This decrease in the cost of interest-bearing deposits was primarily attributable to two related factors. First, the Company continued to reduce the interest rates paid on deposits generated through the three full service branches opened during the prior fiscal year on which promotional interest rates had originally been paid. As noted earlier, at June 30, 2008, most deposits acquired through those de novo branches no longer reflect the effects of promotional pricing. Second, reductions in market interest rates enabled the Company to reduce rates paid on many interest-bearing deposit types across all branches.

     The impact of the decrease in the cost of interest-bearing deposits was partially offset by the growth in the average balance of interest-bearing deposits which grew $39.4 million to $411.7 million for the three months ended June 30, 2008 from $372.3 million for the three months ended June 30, 2007. The reported net growth in average interest-bearing deposits comprised $4.6 million and $44.1 million of growth in the average balance of interest-bearing checking accounts and certificates of deposit, respectively. Offsetting this growth was a net decline in the average balance of savings accounts totaling $9.3 million primarily reflecting the disintermediation of such deposits into higher yielding time deposits. The overall growth in the average balance of interest-bearing deposits for the more recent period was primarily attributable to the Bank's three de novo branches which opened during fiscal 2007.

     Interest expense on borrowings increased $166,000 to $699,000 for the three months ended June 30, 2008 from $533,000 for the three months ended June 30, 2007. This increase was attributable, in part, to growth in the average balance of borrowings which increased $40.8 million to $82.2 million for the three months ended June 30, 2008 from $41.4 million for the three months ended June 30, 2007. The effects of the higher average balance of borrowings on interest expense were partially offset by a decline in their average cost which decreased 174 basis point to 3.40% for the three months ended June 30, 2008 from 5.14% for the three months ended June 30, 2007. The changes in the average cost and average balance of borrowings between the two comparative periods generally reflects the addition of $50.0 million of comparatively lower costing borrowings relating to the wholesale growth transaction noted earlier, partially offset by the repayment of all other maturing FHLB term advances not related to that transaction since the close of the earlier comparative period.

     Net Interest Income. Net interest income increased by $649,000 or 21.2%, to $3.7 million for the three months ended June 30, 2008 from $3.1 million for the three months ended June 30, 2007. The Company's net interest rate spread widened 59 basis points to 1.99% from 1.40% for the same comparative periods, while the net interest margin increased 21 basis points to 2.53% from 2.32%. As noted earlier, the change in the Company's net interest margin was significantly impacted by the Company's share repurchase plans. The average balance of the Company's treasury stock increased $16.9 million to $39.6 million for the three months ended June 30, 2008 from $22.8 million for the three months ended June 30, 2007. Based upon that growth in the average balance of the Company's treasury stock account and its average yield on interest-earning assets reported for the earlier comparative period, the Company estimates that the net increase of $649,000 in net interest income was reduced by approximately $240,000 attributable to interest earned during the earlier comparative period on the interest-earning assets that were subsequently utilized to fund share repurchases.

     Provision for Loan Losses. Using the loan loss allowance methodology described under Critical Accounting Policies found later in this discussion, the provision for loan losses totaled $121,000 for the three months ended June 30, 2008, representing an increase of $44,000 from the $77,000 provision reported for the three months ended June 30, 2007. The provision for loan losses for both comparative periods resulted from the application of historical and environmental loss factors against the net growth in loans in accordance with the Bank's loan loss methodology.

     In total, the allowance for loan losses as a percentage of gross loans outstanding increased to 0.63% at June 30, 2008 representing an increase of 6 basis points from 0.57% at June 30, 2007. These ratios reflect allowance for loan loss balances of $3.0 million and $2.4 million, respectively, at each date. The overall increase in the ratio of allowance to gross loans reported continues to reflect the changing composition of the portfolio with greater strategic emphasis on loans with higher risk factors. As noted earlier, nonperforming loans decreased to 0.14% of total assets at June 30, 2008 compared with 0.22% at June 30, 2007. The level of the allowance is based on estimates and the ultimate losses may vary from those estimates.

     Noninterest Income. Noninterest income increased $73,000 to $481,000 for the three months ended June 30, 2008 from $408,000 for the three months ended June 30, 2007. The growth in noninterest income was partly the result of comparative increases in deposit service fees and charges of $79,000. Such increases were attributable, in part, to deposit service fees and charges at the Bank's de novo branches opened during fiscal 2007. However, the reported increase was also due to growth in deposit-related fees and charges within the Bank's other branches. For those same comparative periods, the Company reported an $11,000 increase in income from the cash surrender value of life insurance arising from improved yields on those assets. The Company also reported a $13,000 increase in other noninterest income attributable primarily to increases in loan fees and charges including, but not limited to, increases in prepayment penalties and late charges. The increases in noninterest income were partially offset by a decline of $30,000 in gain on sale of loans resulting from the absence of loan sales in the current period.

     Noninterest Expense. Noninterest expense increased $214,000 to $3.4 million for the three months ended June 30, 2008 from $3.2 million for the three months ended June 30, 2007. Significant components of this growth in operating costs include comparative increases in several noninterest expense categories including occupancy and equipment expense of $224,000, data processing expense of $16,000, legal expense of $14,000, professional and consulting expense of $15,000 and other noninterest expense of $65,000. Offsetting these increases in noninterest expense was a reduction in salaries and employee benefits of $80,000 and a reduction in advertising and marketing expenses of $40,000.

     The costs of the two additional branches opened in the latter half of fiscal 2007 was a significant contributor to the reported net increase in occupancy and equipment expense for the three months ended June 30, 2008.
However, the reported increase also reflects the ongoing operating costs associated with the Bank's relocated Bloomfield branch which opened in April 2008. Additionally, the increase includes the costs associated with outsourcing a significant portion of the Company's information technology infrastructure support services. The reported increase resulted from the Bank's decision to consolidate the provision of a variety of information technology administration support services under a single outsourced service provider. Such services had previously been rendered by a combination of other outsourced and in-house resources. This decision resulted in the elimination of one managerial position within the Bank's MIS department during the fourth quarter of fiscal 2007. The reported increase in data processing charges was also largely attributable to the two additional branches opened in the latter half of fiscal 2007 including increases to both core processing and item processing expenses.

     The  reported  increase in legal  expense  was  primarily  attributable  to recently completed revisions to benefit plan agreements as required by newly-implemented Internal Revenue Service regulations while the increase in professional and consulting expenses resulted from additional costs associated with disaster recovery and physical security planning and review services utilized during the more recent comparative quarter.

     Finally, the growth in other noninterest expense includes increases in FDIC insurance expense resulting from both growth in the balance of FDIC-insured deposits plus the expiration of FDIC insurance credits which had reduced the Bank's net cost of FDIC deposit insurance premiums over several prior quarters. Increases in noninterest expense also included increases in corporate insurance and regulatory assessment expenses as well as increases in general and administrative expenses attributable to the two additional branches opened in the latter half of fiscal 2007.

     The reported net decrease in compensation expense was attributable to several offsetting factors. First, employee wages and salaries, including bonuses and payroll taxes, decreased due largely to accrued compensation expense reductions based on current year bonus projections. This net decrease also reflected the growth in compensation expense relating to the increase in staffing costs associated with the two branches opened in the latter half of fiscal 2007. However, these increases have been substantially offset by the Company's workforce reduction efforts which have reduced the Company's number of full time equivalent employees by nearly 10% during fiscal 2008.

     The reported net decrease in compensation expense also included net increases to employee healthcare benefit expenses reflecting the growing level of health care costs per employee. Additionally, expenses associated with the Bank's supplemental executive retirement program increased due largely to updated assumptions used in benefit accrual calculations.

     Offsetting these increases were net reductions in director compensation costs due largely to the absence in the current period of the changes in retirement plan benefit accrual assumptions that had increased the related expenses during the earlier comparative period. Additionally, ESOP expense decreased due to the comparatively lower average price of the Company's shares during the more recent comparative period while personnel procurement expenses declined due to the absence of such costs during the current period.

     Finally, the reported decrease in advertising and marketing expenses primarily reflected the absence, in the current period, of de novo branch grand opening expenses that were incurred during the earlier comparative period.

     Provision for Income Taxes. The provision for income taxes increased $181,000 for the three months ended June 30, 2008 compared with the three months ended June 30, 2007. For the more recent period, the Company's effective income tax rate was 33.9% compared with an effective income tax rate of 21.5% for the earlier comparative period. The tax expense in the current and prior period reflects the comparative levels of pre-tax income coupled with the level of "tax favored" income reported by the Company during each period. "Tax favored" income arises from revenue sources on which the Company pays income taxes at a comparatively lower effective tax rate than it generally pays on other sources of income.

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

     The Company recognized income from these two "tax favored" sources during both comparative quarters. However, the comparatively lower pretax net income reported for the earlier quarter resulted in the items discussed above having a proportionally greater net beneficial impact on the Company's reported effective tax rate in the earlier comparative period.

Comparison of Operating Results for the Nine Months Ended June 30, 2008 and June 30, 2007

     General. The Company recorded net income of $512,000 for the nine months ended June 30, 2008, a decrease of $116,000, or 18.5% from the nine months ended June 30, 2007 when the Company reported net income of $628,000. The decrease in net income resulted from increases in noninterest expense and provision for loan losses partially offset by increases in net interest income and noninterest income and a decrease in the provision for income taxes.

     Interest Income. Total interest income increased $2.0 million or 9.4% to $23.4 million for the nine months ended June 30, 2008 from $21.4 million for the nine months ended June 30, 2007. For those same comparative periods, the average yield on interest-earning assets increased 2 basis points to 5.63% from 5.61% while the average balance of interest-earning assets increased $45.6 million to $554.1 million from $508.4 million.

     Interest income on loans increased $1.9 million or 10.4%, to $20.1 million for the nine months ended June 30, 2008 from $18.2 million for the nine months ended June 30, 2007. This increase was due, in part, to a $40.2 million increase in the average balance of loans receivable, including loans held for sale, to $455.0 million for the nine months ended June 30, 2008 from $414.8 million for the nine months ended June 30, 2007. The impact of the higher average balance was augmented by an increase in the average yield on loans which increased 4 basis points to 5.89% from 5.85% for those same comparative periods. The increase in the average balance and yield on loans receivable was primarily attributable to the Company's strategic emphasis on commercial lending.

     Interest income on securities increased $155,000 or 6.7% to $2.5 million for the nine months ended June 30, 2008 from $2.3 million for the nine months ended June 30, 2007. The increase was due, in part, to a 40 basis point increase in the yield on investment securities which grew to 4.56% for the nine months ended June 30, 2008 from 4.16% for the nine months ended June 30, 2007. The increase in yield primarily resulted from the maturity and repayment of lower yielding investment securities coupled with higher yields on newly purchased securities, including those relating to the $50.0 million wholesale growth transaction completed in March 2008. The increase in yield also reflects the repricing of adjustable rate securities in accordance with the general movement of market interest rates between the comparative periods. The impact on interest income attributable to the increase in the yield was partially offset by a $1.9 million decline in the average balance of investment securities, excluding the available for sale mark to market adjustment, to $72.0 million for the nine months ended June 30, 2008 from $73.9 million for the nine months ended June 30, 2007.

     Interest and dividend income on federal funds sold, other interest-earning deposits and FHLB stock decreased $45,000 to $818,000 for the nine months ended June 30, 2008 from $863,000 for the nine months ended June 30, 2007. This decrease in income was due primarily to a decline in the average yield on these assets which decreased 180 basis points to 4.04% from 5.84% for the same comparative periods reflecting reductions in short term market interest rates. The impact of the decline in yield was partially offset by a $7.3 million increase in the average balance of these assets to $27.0 million for the nine months ended June 30, 2008 from $19.7 million for the nine months ended June 30, 2007. The average balances reported and used for yield calculations reflect, where appropriate, the reduction for outstanding checks issued against such accounts. This has the effect of increasing the reported yield on such assets.

     Interest Expense. Total interest expense increased by $1.3 million or 10.6% to $13.4 million for the nine months ended June 30, 2008 from $12.1 million for the nine months ended March 31, 2007. For those same comparative periods, the average cost of interest-bearing liabilities decreased 27 basis points from 4.15% to 3.88%, while the average balance of interest-bearing liabilities increased $70.5 million or 18.2% to $458.8 million for the nine months ended June 30, 2008 from $388.3 million for the nine months ended June 30, 2007.

     Interest expense on deposits increased $1.3 million or 12.9% to $11.7 million for the nine months ended June 30, 2008 from $10.3 million for the nine months ended June 30, 2007. This increase was due largely to growth in the average balance of interest-bearing deposits which grew $61.8 million to $403.9 million for the nine months ended June 30, 2008 from $342.1 million for the nine months ended June 30, 2007. The reported net growth in average interest-bearing deposits comprised $37.5 million and $36.2 million of growth in the average balance of interest-bearing checking accounts and certificates of deposit, respectively. Offsetting this growth was a net decline in the average balance of savings accounts totaling $11.9 million primarily reflecting the disintermediation of such deposits into higher yielding time deposits.

     The overall growth in the average balance of interest-bearing deposits for the more recent period was primarily attributable to the Bank's three de novo branches which opened during fiscal 2007. The growth in deposits at these branches contributed significantly to the reported increase in deposit interest expense.

     The impact on interest expense attributable to the growth in the average balance of interest-bearing deposits was partially offset by a reduction in the cost of such deposits. Specifically, the Company's overall cost of interest-bearing deposits decreased 17 basis points to 3.85% for the nine months ended June 30, 2008 from 4.02% for the nine months ended June 30, 2007. The components of this decrease include a 72 basis point reduction in the average cost of interest-bearing checking accounts to 3.58% from 4.30%, a 35 basis point reduction in the average cost of savings accounts to 2.32% from 2.67% and an 8 basis point reduction in the cost of certificates of deposit to 4.64% from 4.72%. As noted in the prior section discussing the comparative three month periods, the decrease in the cost of interest-bearing deposits was primarily attributable to two related factors. First, the Company has reduced the interest rates paid on deposits generated through the three full service branches opened during the prior fiscal year on which promotional interest rates had originally been paid. As noted earlier, at June 30, 2008, most deposits acquired through those de novo branches no longer reflect the effects of promotional pricing. Second, reductions in market interest rates enabled the Company to reduce rates paid on many interest-bearing deposit types across all branches.

     Interest expense on borrowings decreased $53,000 to $1.7 million for the nine months ended June 30, 2008 from $1.8 million for the nine months ended June 30, 2007. This decrease was due, in part, to a 95 basis point decrease in the cost of borrowings to 4.16% for the nine months ended June 30, 2008 from 5.11% for the nine months ended June 30, 2007. The impact on interest expense attributable to this decrease in cost was partially offset by an increase in the average balance of borrowings which increased $8.8 million to $54.9 million for the nine months ended June 30, 2008 from $46.1 million for the nine months ended June 30, 2007. The changes in the average cost and average balance of borrowings between the two comparative periods generally reflects the addition of $50.0 million of comparatively lower costing borrowings relating to the wholesale growth transaction noted earlier, partially offset by the repayment of all other maturing FHLB term advances not related to that transaction since the close of the earlier comparative period.

     Net Interest Income. Net interest income increased by $731,000 or 7.9%, to $10.0 million for the nine months ended June 30, 2008 from $9.3 million for the nine months ended June 30, 2007. For those same comparative periods, the Company's net interest rate spread widened 28 basis points to 1.74% from 1.46% while the net interest margin decreased 3 basis points to 2.41% from 2.44%. As noted earlier, the change in the Company's net interest margin was significantly impacted by the Company's share repurchase plans. The average balance of the Company's treasury stock increased $19.0 million to $36.0 million for the nine months ended June 30, 2008 from $17.0 million for the nine months ended June 30, 2007. Based upon that growth in the average balance of the Company's treasury stock account and its average yield on interest-earning assets reported for the earlier comparative period, the Company estimates that the net increase of $731,000 in net interest income was reduced by approximately $799,000 attributable to interest earned during the earlier comparative period on the interest-earning assets that were subsequently utilized to fund share repurchases.

     Provision for Loan Losses. Using the loan loss allowance methodology described under Critical Accounting Policies found later in this discussion, the provision for loan losses totaled $431,000 for the nine months ended June 30, 2008, representing an increase of $111,000 from the nine months ended June 30, 2007. The expense in the current nine month period reflected a provision of $34,000 attributable to one impaired construction loan, that portion of which was deemed uncollectible by management during its asset quality review conducted at March 31, 2008 and therefore charged off. By contrast, the expense in the earlier comparative period reflected a reversal of an $86,000 impairment reserve that was no longer required. Excluding these adjustments, the provision for loan losses for both comparative periods resulted from the application of historical and environmental loss factors against the net growth in loans in accordance with the Bank's loan loss methodology.

     In total, the allowance for loan losses as a percentage of gross loans outstanding increased to 0.63% at June 30, 2008 representing an increase of 6 basis points from 0.57% at June 30, 2007. These ratios reflect allowance for loan loss balances of $3.0 million and $2.4 million, respectively. The overall increase in the ratio of allowance to gross loans reported continues to reflect the changing composition of the portfolio with greater strategic emphasis on loans with higher risk factors. As noted earlier, nonperforming loans decreased to 0.14% of total assets at June 30, 2008 compared with 0.22% at June 30, 2007. The level of the allowance is based on estimates and the ultimate losses may vary from those estimates.

     Noninterest Income. Noninterest income increased $263,000 to $1.3 million for the nine months ended June 30, 2008 from $1.1 million for the nine months ended June 30, 2007. The growth in noninterest income was partly the result of comparative increases in deposit service fees and charges of $186,000. Such increases were attributable, in part, to deposit service fees and charges at the Bank's de novo branches opened during fiscal 2007. However, the reported increase was also due to growth in deposit-related fees and charges within the Bank's other branches. The Company also reported a $68,000 increase in income from the cash surrender value of life insurance attributable to a combination of higher average balances and improved yields on those assets. The Company also reported a $37,000 increase in other noninterest income attributable primarily to increases in loan fees and charges including, but not limited to, increases in prepayment penalties and late charges. The increases in noninterest income were partially offset by a decline of $33,000 in gain on sale of loans resulting from fewer loans sold during the more recent comparative period

     Noninterest Expense. Noninterest expense increased $1.1 million to $10.3 million for the nine months ended June 30, 2008 from $9.1 million for the nine months ended June 30, 2007. Significant components of this growth in operating costs include comparative increases in several noninterest expense categories including salaries and employee benefits expense of $384,000, occupancy and equipment expense of $670,000, data processing expense of $41,000, legal expense of $50,000 and other noninterest expense of $64,000. Offsetting these increases in noninterest expense was a reduction in advertising and marketing expenses of $73,000.

     The net increase in salaries and employee benefits for the comparative periods was significantly impacted by of the death of a director emeritus of the Company, during the quarter ended March 31, 2008. Under the terms of the Company's restricted stock and stock option plans, the vesting of the remaining unearned benefits accruing to the former director through these plans was automatically accelerated. As such, the Company incurred an acceleration of the remaining pre-tax expenses associated with these benefits totaling approximately $254,000 during the quarter ended March 31, 2008 resulting in an increase in such expenses of approximately $210,000 between the comparative nine month periods.

     The remaining increase in compensation expense was attributable to several other offsetting factors. First, a portion of the growth in compensation expense relates to the increase in staffing costs associated with the two branches opened in the latter half of fiscal 2007. However, these increases have been partially offset by the Company's workforce reduction efforts which have reduced the Company's number of full time equivalent employees by nearly 10% during fiscal 2008. Increased branch staffing costs have also been partially offset by accrued compensation expense reductions based on current year bonus projections.

     The reported increase in compensation expense also included net increases to employee healthcare benefit expenses reflecting the growing level of health care costs per employee. Additionally, expenses associated with the Bank's supplemental executive retirement program increased due largely to updated assumptions used in benefit accrual calculations.

     Offsetting these increases were net reductions in director compensation costs due largely to the absence in the current period of the changes in retirement plan benefit accrual assumptions that had increased the related expenses during the earlier comparative period. Additionally, ESOP expense decreased due to the comparatively lower average price of the Company's shares during the more recent comparative period while personnel procurement expenses declined due to the absence of such costs during the current period.

     The costs of the two additional branches opened in the latter half of fiscal 2007 was a significant contributor to the reported net increase in occupancy and equipment expense for the nine months ended June 30, 2008. However, the reported increase also reflects the ongoing operating costs associated with the Bank's relocated Bloomfield branch which opened in April 2008. Additionally, the increase includes the costs associated with outsourcing a significant portion of the Company's information technology infrastructure support services. The reported increase resulted from the Bank's decision to consolidate the provision of a variety of information technology administration support services under a single outsourced service provider. Such services had previously been rendered by a combination of other outsourced and in-house resources. This decision resulted in the elimination of one managerial position within the Bank's MIS department during the fourth quarter of fiscal 2007.

     The reported increase in data processing charges was also partly attributable to the associated costs of the two additional branches opened in the latter half of fiscal 2007 including increases to both core processing and item processing expenses. However, the increase also included "one time" expenses associated with converting the Bank's official check processing to an in-house system during the quarter and implementing additional commercial deposit services on its core processing system.

     The reported increase in legal expense was attributable to several matters including, but not limited to, services associated with expanded SEC disclosure requirements regarding the Company's annual meeting proxy material, recently completed revisions to benefit plan agreements as required by newly-implemented Internal Revenue Service regulations and various other human resource-related matters.

     The growth in other noninterest expense includes increases in FDIC insurance expense resulting from both growth in the balance of FDIC-insured deposits plus the expiration of FDIC insurance credits which had reduced the Bank's net cost of FDIC deposit insurance premiums over several prior quarters. Increases in noninterest expense also included increases in corporate insurance and regulatory assessment expenses as well as increases in general and administrative expenses attributable to the two additional branches opened in the latter half of fiscal 2007.

     Finally, the comparative decrease in advertising and marketing expenses primarily reflected the absence of de novo branch grand opening expenses during the more recent period that were incurred during the earlier comparative period.

     Provision for Income Taxes. The provision for income taxes decreased $263,000 for the nine months ended June 30, 2008 compared with the nine months ended June 30, 2007. For the more recent period, the Company's effective income tax rate was 20.1% compared with an effective income tax rate of 30.5% for the earlier comparative period. The tax expense in the current and prior period, respectively, reflects the comparative levels of pre-tax income coupled with the level of "tax favored" income reported by the Company during each period. "Tax favored" income arises from revenue sources on which the Company pays income taxes at a comparatively lower effective tax rate than it generally pays on other sources of income.

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

     The Company recognized income from these two "tax favored" sources during both comparative periods. However, the comparatively lower pretax net income reported for the current nine month period resulted in the items discussed above having a proportionally greater net beneficial impact on the Company's reported effective tax rate in the current period.

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

     Application of the Bank's loan loss methodology outlined above results, in part, in historical and environmental loss factors being applied to the outstanding balance of homogeneous groups of loans to estimate probable credit losses. Both historical and environmental loss factors are reviewed and updated quarterly, where appropriate, as part of management's assessment of the allowance for loan losses. A limited number of loss factors used in the Bank's loss provision calculations were updated during the nine months ended June 30, 2008 to reflect changes general market and economic conditions, their effect on the value of real estate collateralizing the Bank's loans and the resulting tightening of the Bank's loan underwriting standards.

     Management generally expects provisions for loan losses to continue to increase as a result of the net growth in loans called for in the Company's business plan. Specifically, our business strategy calls for increased strategic emphasis in commercial lending. The loss factors used in the Bank's allowance for loan loss calculations are generally higher for such loans compared with those applied to one- to four family mortgage loans. Consequently, management expects the net growth in commercial loans called for in the Company's strategic business plan to result in required loss provisions that exceed those recorded in prior years when comparatively greater strategic emphasis had been placed on growth in one- to four family mortgage loans.

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

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various loan products and in securities collateralized by loans. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities. At June 30, 2008, the total approved loan origination commitments outstanding amounted to $25.0 million. At the same date, unused lines of credit were $29.8 million and undisbursed loans in process were $23.0 million.

     Certificates of deposit scheduled to mature in one year or less at June 30, 2008, totaled $204.0 million. Notwithstanding promotional deposit pricing strategies relating to the Bank's de novo branches, management's general policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing certificates of deposit will remain with the Bank. Additionally, at June 30, 2008 the Bank had $16.6 million of borrowings maturing in less than one year, all of which were advances from the FHLB. Repayment of FHLB advances increases the Bank's unused borrowing capacity from that source which totaled $111.0 million at June 30, 2008. In calculating our borrowing capacity, the Bank utilizes the FHLB's guideline, which generally limits advances secured by residential mortgage collateral to 25% of the Bank's total assets.

     The following tables disclose our contractual obligations and commercial commitments as of June 30, 2008. Scheduled principal payments on amortizing borrowings are reported as maturities.

                                                          Less Than                                      After
                                           Total           1 Year        1-3 Years      4-5 Years       5 Years
                                           -----           ------        ---------      ---------       -------
                                                                    (In thousands)

     Time Deposits                      $   230,115    $  203,980      $    12,643    $     3,852    $     9,640
     Borrowings(1)                           81,564        16,564           22,000          8,000         35,000
                                        -----------      --------      -----------    -----------    -----------

         Total                          $   311,679    $  220,544      $    34,643    $    11,852    $    44,640
                                        ===========    ==========      ===========    ===========    ===========



(1) At June 30, 2008, borrowings include FHLB advances of $46.6 million and reverse repurchase agreements of $35.0 million. The total collateralized borrowing limit at the FHLB was $157.6 million at June 30, 2008 of which the $46.6 million of advances were outstanding.



                                               Total
                                              Amounts       Less Than                                  Over
                                             Committed       1 Year        1-3 Years    4-5 Years     5 Years
                                             ---------       ------        ---------    ---------     -------
                                                                        (In thousands)

     Lines of credit(1)                    $    29,821     $     1,848    $   1,908    $     783    $   25,282
     Land lease - Bloomfield                     2,307             120          277          290         1,620
     Building lease - Nutley                     1,431              84          184          188           975
     Loans in  process(1)                       23,003          16,394        6,609            -             -
     Other commitments to
       extend credit(1)                         25,033          25,033            -            -             -
                                           -----------     -----------    ---------    ---------    ----------

         Total                             $    81,595     $    43,479    $   8,978    $   1,261    $   27,977
                                           ===========     ===========    =========    =========    ==========

(1)  Represents amounts committed to customers.

     In addition to the commitment included in the table above, the Bank has one outstanding standby letter of credit totaling $247,320. The standby letter of credit, which represents a contingent liability to the Bank, expires in June 2009.

Regulatory Capital

     Consistent with its goals to operate a sound and profitable financial organization, American Bank of New Jersey actively seeks to maintain its classification as a "well capitalized" institution in accordance with regulatory standards. The Bank's total equity was $78.9 million at June 30, 2008, or 12.51% of total assets on that date. As of June 30, 2008, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank's regulatory capital ratios at June 30, 2008 were as follows: Core capital, 12.60%; Tier I risk-based capital, 19.97%; and total risk-based capital, 20.72%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

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

     Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

     o The interest income we earn on our interest-earning assets such as loans and securities; and

     o The interest expense we pay on our interest-bearing liabilities such as deposits and amounts we borrow.

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

     Tables presenting the composition and allocation of the Company's interest-earning assets and interest-bearing liabilities from an interest rate risk perspective are set forth in the preceding section of this report titled "Comparison of Financial Condition at June 30, 2008 and September 30, 2007." These tables present the Company's investment securities, loans, deposits, and borrowings by categories that reflect certain characteristics of the underlying assets or liabilities that impact the Company's interest rate risk. Shown as a percentage of total assets, the comparative data presents changes in the composition and allocation of those interest-earning assets and interest-bearing liabilities that have influenced the level of interest rate risk embedded within the Company's balance sheet.

     Our net interest margin may be adversely affected throughout several possible interest rate environments. For example, during fiscal 2007, the continued inversion of the yield curve, by which shorter term market interest rates exceed those of longer term rates, triggered further increases in the Bank's cost of interest-bearing liabilities that outpaced our increase in yield on earning assets causing further net interest rate spread compression. Such compression resulted in a 0.36% reduction in our net interest rate spread to 1.44% for fiscal 2007 from 1.80% for the fiscal year ended September 30, 2006.

     As noted in the Executive Summary discussion earlier, that trend was reversed during fiscal 2008 when the Company's net interest rate spread increased 30 basis points to 1.74% in comparison to 1.44% for fiscal 2007 as the Company substantially maintained its yield on earning assets while decreasing its cost of interest-bearing liabilities. In large part, the improvements in net interest rate spread for the nine months ended June 30, 2008 resulted from the Company's ability to support its yield on loans through its commercial lending strategies while it decreased its cost of retail deposits. The reduction in retail deposit interest costs reflects the overall reduction in market interest rates coupled with the downward adjustment of interest rates paid on deposits acquired through the de novo branches opened during fiscal 2007 on which the Company originally paid higher, promotional interest rates.

     Notwithstanding the reported improvement in the net interest rate spread reported for the first nine months of fiscal 2008, our earnings may be impacted by an "earnings squeeze" in the future resulting from further movements in market interest rates. For example, we are vulnerable to an increase in interest rates because the majority of our loan portfolio consists of longer-term, fixed rate loans and adjustable rate mortgages, most of which are fixed rate for an initial period of time. At June 30, 2008, excluding allowance for loan losses and net deferred origination costs and including loans held for sale, loans totaled $473.2 million comprising 75.02% of total assets. As presented in the loan-related tables in the preceding section of this report titled "Comparison of Financial Condition at June 30, 2008 and September 30, 2007", loans reported as fixed rate mortgages totaled $207.8 million or 32.9% of total assets while adjustable rate mortgages ("ARMs") totaled $190.1 million or 30.1% of total assets. In a rising rate environment, our cost of funds may increase more rapidly than the interest earned on our loan portfolio and investment securities portfolio because our primary source of funds is deposits with substantially greater repricing sensitivity than that of our loans and investment securities. Having interest-bearing liabilities that reprice more frequently than interest-earning assets is detrimental during periods of rising interest rates and could cause our net interest rate spread to shrink because the increase in the rates we would earn on our securities and loan portfolios would be less than the increase in the rates we would pay on deposits and borrowings.

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

     The Bank also faces the risk of continued disintermediation of our deposits into higher cost accounts as well as the risk of some amount of additional deposit outflows. Specifically, we were successful in growing non-maturity deposits during fiscal 2007 due, in part, to higher promotional interest rates paid at the Bank's three newest branches. Our ability to retain these deposits as rates on such accounts were incrementally adjusted to "non-promotional" levels was rigorously tested during the current year. As evidenced through the first nine months of fiscal 2008, a portion of recently acquired deposits may be subject to further disintermediation into higher yielding deposit accounts, such as certificates of deposit, while the most "price sensitive" of those deposits may be withdrawn. Moreover, recent volatility in the financial institutions marketplace may result in upward pressure on retail deposit pricing and/or additional deposit outflows as certain institutions seek to attract liquidity at comparatively higher interest rates. A portion of the Bank's balance of short term liquid assets is attributable to managing the contingency of that latter risk.

     Quantitative Aspects of Market Risk. The following table presents American Bank of New Jersey's net portfolio value as of March 31, 2007 - the latest date for which information is available. The net portfolio value was calculated by the Office of Thrift Supervision, based on information provided by the Bank.

                                                     Net Portfolio
                                                     Value as % of                                 Board
             Net Portfolio Value                Present Value of Assets                     Established Limits
             -------------------                -----------------------                     ------------------
                                                                Net                           Net
                                                             Portfolio         Basis       Portfolio       Basis
  Changes in                                                   Value           Point         Value         Point
     Rates        $ Amount        $ Change     % Change        Ratio          Change         Ratio        Change
     -----        --------        --------     --------        -----          ------         -----        ------
                                                (Dollars in thousands)

    +300 bp         70,325        -21,251        -23%         11.45%          -272bp         5.00%        -450bp
    +200 bp         79,039        -12,537        -14%         12.63%          -155bp         6.00%        -300bp
    +100 bp         86,690         -4,886         -5%         13.61%           -57bp         7.00%        -150bp
       0 bp         91,576                                    14.17%                         8.00%
    -100 bp         92,994          1,418         +2%         14.25%            +8bp         7.00%        -150bp


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

     (5) Originate and retain one- to four family home equity loans and variable rate lines of credit to increase loan portfolio repricing frequency and cash flows;

     (6) Originate both fixed and adjustable rate one- to four family first mortgage loans eligible for sale in the secondary market and, if warranted, sell such loans on either a servicing retained or servicing released basis. The strategy reduces the balance of longer duration and/or non-prepayment protected loans while enhancing non interest income.

     At June 30, 2008, the Bank did not have any outstanding contracts to sell mortgage loans into the secondary market. In general, the Bank intends to continue retaining most one- to four family mortgage loan originations for a period of time to augment the growth in commercial loans through which the Bank will reinvest a portion of the balances of cash and cash equivalents accumulated during fiscal 2007. As discussed in the preceding section titled "Comparison of Financial Condition at June 30, 2008 and September 30, 2007", such balances resulted from significant growth in deposits acquired through the Bank's de novo branches opened during the prior fiscal year. The Bank continues to offer a limited Alt-A program through which it originates and sells all such loans to Fannie Mae under its Expanded Approval program on a non-recourse, servicing retained basis. The Bank will carefully monitor the earnings, liquidity, and balance sheet allocation impact of these strategies and make interim adjustments, as necessary, to support achievement of the Company's business plan goals and objectives.

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

     The Bank will also selectively consider certain strategies to enhance net interest income as opportunities arise to do so in a manner that supports the goals and objectives of the Company's business plan. Notwithstanding the discussion above, the implementation of these strategies may result in an acceptable and manageable increase to the level of interest rate risk within the balance sheet. Such an opportunity arose during the second quarter of fiscal

2008 when the Company completed a wholesale growth transaction through which the Company purchased approximately $50.0 million of mortgage-related investment securities funded by an equivalent amount of borrowings. Through this transaction, the Company took advantage of the opportunity presented by recent turmoil in the mortgage securities markets to acquire agency, AAA-rated mortgage-related securities at historically wide interest rate spreads in relation to the cost of wholesale funding sources.

     The ongoing net interest income resulting from this transaction is intended to augment the Company's earnings as it continues to incur the near term costs associated with executing its business plan. However, the characteristics of the specific investment securities and borrowings underlying the transaction have added a measurable and manageable degree of interest rate risk to the Company's balance sheet. This additional risk primarily arises from the potential "mismatch" between the repricing of investment security cash flows and that of the related borrowings. For example, mortgage-related security cash flows are largely determined by market interest rates and their effect on loan prepayments. Similarly, market interest rates will largely determine the likelihood that certain borrowings underlying the transaction may require full repayment at par prior to maturity - an option granted to the reverse repurchase agreement counterparty in a portion of the borrowings utilized in the transaction.

     The Company carefully evaluated the impact of the transaction on the Company's overall interest rate risk profile from both an earnings and net portfolio value perspective. Through this evaluation, the Company confirmed that movements in market interest rates may significantly impact the relative market value of the financial instruments underlying this transaction and the amount of additional net interest income earned by the Company resulting from it. However, the Company concluded that the additional interest rate risk, as measured and evaluated, was both manageable and appropriate given the additional net interest income that is expected to be earned by the Company throughout the various market interest rate scenarios modeled.

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

     (b) Changes in internal controls: In the last fiscal quarter, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     At June 30, 2008, the Company and its subsidiaries were not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 1A.   RISK FACTORS

     There have been no material changes to the factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended September 30, 2007.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table summarizes our share repurchase activity during the three months ended June 30, 2008 and additional information regarding our share repurchase program.

                                                                            (c) Total Number
                                                                              of Shares (or         (d) Maximum Number
                                     (a) Total                              Units) Purchased        (or Approximate Dollar
                                      Number              (b)                  as Part Of             Value) of Shares (or
                                     Of Shares        Average Price            Publicly              Units) that May Yet Be
Period                                 Units)        Paid per Share         Announced Plans           Purchased Under
                                     Purchased         (or Unit)              or Programs            Plans or Programs (1)
                                     ---------         ---------              -----------            ---------------------
Repurchases for the Month

April 1 - April 30, 2008                   -                  -                      -                     204,104
May 1 - May 31, 2008                   134,971           $10.51                134,971                      69,133
June 1 - June 30, 2008                  59,244           $10.92                 59,244                       9,889

Total repurchases                      194,215           $10.63                194,215

(1) The shares reported were repurchased under a share repurchase plan announced by the Company on January 2, 2008 through which five percent, or approximately 575,000, of the Company's outstanding shares would be repurchased through open market or privately negotiated transactions.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS

(a)      Exhibits

          10.1 Executive Salary Contination Agreement by and between American Bank of New Jersey and Fred G. Kowal, dated June 17, 2008.

          10.2 Employment Agreement by and between American Bank of New Jersey and Catherine Bringuier, dated June 17, 2008.

          10.3 Employment Agreement by and between American Bank of New Jersey and Eric B. Heyer, dated June 17, 2008.

          10.4 Employment Agreement by and between American Bank of New Jersey and Joseph Kliminski, dated June 17, 2008.

          10.5 Employment Agreement by and between American Bank of New Jersey and Fred G. Kowal, dated June 17, 2008.

          10.6 Amended and Restated Executive Salary Continuation Agreement by and between American Bank of New Jersey and Catherine Bringuier, dated June 17, 2008.

          10.7 Amended and Restated Executive Salary Continuation Agreement by and between American Bank of New Jersey and Eric B. Heyer, dated June 17, 2008.

          10.8 Amended and Restated Executive Salary Continuation Agreement by and between American Bank of New Jersey and Joseph Kliminiski, dated June 17, 2008.

          10.9 American Bank of New Jersey Director Consultation and Retirement Plan as Amended and Restated, Amended as of June 28, 2005, Further Amended June 17, 2008.

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


                                         American Bancorp of New Jersey, Inc.
                                           (Registrant)


Date: August 11, 2008                    /s/ Joseph Kliminiski
                                         --------------------------------------
                                         Joseph Kliminski
                                         Chief Executive Officer


Date: August 11, 2008                    /s/ Eric B. Heyer
                                         --------------------------------------
                                         Eric B. Heyer
                                         Senior Vice President and
                                         Chief Financial Officer