Form 10-Q/A
period 2008-06-30
AMERICAN BANCORP OF NEW JERSEY INC
filed 2008-08-13
CIK 1330039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

                         Yes [ ] No [ X ]

As of August 8, 2008, there were 10,945,856 outstanding shares of the Registrant's Common Stock.

                                EXPLANATORY NOTE
                                ----------------

     American Bancorp of New Jersey, Inc. files this Amendment No. 1 to its Form 10-Q for the period ended June 30, 2008 to correct the exhibit number of Exhibit
10.6 and to file the correct Exhibits 10.7 and 10.9. No other changes have been made to the Form 10-Q filed on August 11, 2008.

                      AMERICAN BANCORP OF NEW JERSEY, INC.

                                Table of Contents



PART II - OTHER INFORMATION

     Item 6.    Exhibits

FORM 10-Q SIGNATURE PAGE

CERTIFICATIONS

ITEM 6.  EXHIBITS

(a)  Exhibits

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


                                 American Bancorp of New Jersey, Inc.
                                  (Registrant)


Date: August 13, 2008            /s/ Joseph Kliminski
                                 --------------------------------------
                                 Joseph Kliminski
                                 Chief Executive Officer


Date: August 13, 2008            /s/ Eric B. Heyer
                                 --------------------------------------
                                 Eric B. Heyer
                                 Senior Vice President and
                                 Chief Financial Officer