Form 10-K
period 2008-10-01
AMERICAN BANCORP OF NEW JERSEY INC
filed 2008-12-12
CIK 1330039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2008
-OR-
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to _____________.

Commission File Number: 0-51500

AMERICAN BANCORP OF NEW JERSEY, INC.
(Exact Name of Registrant as Specified in its Charter)

New Jersey	55-0897507
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

365 Broad Street, Bloomfield, New Jersey	07003
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 748-3600

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.10 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes     ☐ No

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

           Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a Smaller Reporting Company)

           Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☒ No

           The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on the NASDAQ Stock Market on December 11, 2008, was $73,433,167. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.

           As of December 11, 2008, the registrant had outstanding 10,859,692 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:
Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the year ended
September 30, 2008
Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2008

PART I

Forward-Looking Statements

           American Bancorp of New Jersey, Inc. (the “Company” or “Registrant”) may from time to time make written or oral “forward looking statements,” including statements contained in documents filed with or furnished to the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

           These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality as compared to competitors’ products and services; the identification of de novo branching opportunities and ability to attract new customers and gain market share, the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

           The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1. Business.

General

           On October 5, 2005, American Savings, MHC (the “MHC”) completed its reorganization into stock form and the Company succeeded to the business of ASB Holding Company, the MHC’s former stock holding company subsidiary. Each outstanding share of common stock of the former mid-tier stock holding company (other than shares held by the MHC which were canceled) was converted into 2.55102 shares of common stock of the Company. As part of the second-step mutual to stock conversion transaction, the Company sold a total of 9,918,750 shares to eligible depositors of American Bank of New Jersey (the “Bank”) in a subscription offering at $10.00 per share, including 793,500 shares purchased by the Bank’s employee stock ownership plan with funds borrowed from the Company.

           The Company is a New Jersey corporation that was incorporated in May 2005 for the purpose of being a holding company for the Bank, a federally-chartered stock savings bank. The Company is a unitary savings and loan holding company and conducts no significant business or operations of its own. References in this Annual Report on Form 10-K to the Company generally refer to the consolidated entity, which includes the Bank, unless the context indicates otherwise. References to “we,” “us,” or “our” refer to the Bank or Company, or both, as the context indicates.

           The Bank was originally founded in 1919 as the American-Polish Building & Loan Association of Bloomfield, New Jersey. It became a state-chartered savings and loan association in 1948 and converted to a federally chartered savings bank in 1995. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation up to the maximum amount permitted by law. The Bank is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. As of September 30, 2008, the Bank had total assets of $621.4 million, total deposits of $455.7 million, and total loans of $478.6 million.

           Our core business is using retail deposits in order to fund a variety of mortgage and consumer loan products. We operate as a traditional community bank, offering retail banking services, one- to four-family residential mortgage loans, including first mortgages, home equity loans and lines of credit, commercial loans, including multi-family and non-residential mortgage loans, construction loans and business loans and lines of credit, as well as consumer loans. We also invest in mortgage-related securities, including mortgage-backed pass through securities and collateralized mortgage obligations, and other investment securities. The principal source of funds for our lending and investing activities is retail deposits, supplemented with borrowings in the form of Federal Home Loan Bank advances and reverse repurchase agreements.

           Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. It is a function of the average balances of loans and investments versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and investments and the cost of those deposits and borrowed funds. Our interest-earning assets consist primarily of one- to four-family residential mortgage loans, commercial loans and consumer loans, as well as residential mortgage-related securities and U.S. Agency debentures. Interest-bearing liabilities consist primarily of retail deposits, advances from the Federal Home Loan Bank and reverse repurchase agreements.

Market Area

           Our administrative headquarters is located in Bloomfield, New Jersey. We have five full service branch offices located in Bloomfield, Cedar Grove, Verona, Nutley and Clifton New Jersey. Our lending is concentrated in New Jersey and the New York metropolitan area, and our predominant sources of deposits are the communities in which our five offices are located as well as the neighboring communities. Our business of attracting deposits and making loans is primarily conducted within our market area. A downturn in the local economy could reduce the amount of funds available for deposit and the ability of borrowers to repay their loans. As a result, our profitability could decrease.

Competition

           We face substantial competition in our attraction of deposits, which are our primary source of funds for lending, and in our origination of loans. Many of our competitors are significantly larger institutions and have greater financial and other resources. Our ability to compete successfully is a significant factor affecting our profitability.

           Our competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions, and credit unions located in our primary market area. However, we also compete with large, national banks and mortgage banking companies for many of these same products. Additionally, we face competition for deposits from investment products such as mutual funds, short-term money funds and corporate and government securities.

Other Information

           We maintain a website at https://www.americansavingsnj2.com. Our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are made available, free of charge, through the Investor Relations portion of our website, as soon as reasonably practicable after we electronically file them or furnish them to the Securities and Exchange Commission (“SEC”). You may also access any document we file with the SEC online at www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain copies, without charge, by writing to our Investor Relations Department located at 365 Broad Street, Bloomfield, NJ 07003.

Lending Activities

           General. Historically, we have focused on the origination of one- to four-family loans. Consequently, a majority of our total loan portfolio comprises such loans as reflected in the table below. Notwithstanding, our business plan calls for significantly greater emphasis on commercial lending which includes multifamily, nonresidential, construction and business loans. While outstanding balances in commercial loans still fall below those in the one- to four-family loan category, the table below shows the dollar and percentage of portfolio growth trends in the commercial categories reflecting the Company’s loan diversification strategy.

           Loan Portfolio Composition. The following table analyzes the composition of our loan portfolio by loan category at the dates indicated.

	At September 30
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loans:
One- to four-family real estate(1)	$276,690	55.88%	$278,183	60.92%	$283,469	68.05%	$267,052	78.09%	$251,531	80.17%
Multi-family and nonresidential real estate	127,573	25.77	99,059	21.70	73,496	17.64	58,615	17.14	43,197	13.77
Land	8,017	1.62	3,341	0.73	534	0.13	—	—	—	—
Construction	53,315	10.77	48,561	10.64	33,155	7.96	1,450	0.42	7,175	2.29
Consumer	1,159	0.23	655	0.14	720	0.17	702	0.21	746	0.24
Home equity	20,836	4.21	19,756	4.33	19,122	4.59	13,413	3.92	10,666	3.40
Business	7,543	1.52	7,024	1.54	6,068	1.46	746	0.22	398	0.13

Total loans receivable	495,133	100.00%	456,579	100.00%	416,564	100.00%	341,948	100.00%	313,713	100.00%

Less:
Allowance for loan losses	(3,035)		(2,568)		(2,123)		(1,658)		(1,578)
Net deferred origination costs	1,006		1,084		1,100		1,036		935
Loans in process	(14,530)		(15,969)		(16,917)		(350)		(4,100)

Total loans receivable, net	$478,574		$439,126		$398,624		$341,006		$308,970

(1)	Includes loans held for sale of $0, $1,243,346, $0, $280,250, and $0 at September 30, 2008, September 30, 2007, September 30, 2006, September 30, 2005 and September 30, 2004, respectively.

            Loan Maturity Schedule. The following table sets forth the maturity of our loan portfolio at September 30, 2008. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual repayment of loan balances will vary significantly from their contractual maturities due to amortization and prepayments.

	At September 30, 2008
	One- to Four- Family Real Estate	Multi-family And Nonresidential Real Estate	Land	Construction	Consumer	Home Equity	Business	Total
	(Dollars in thousands)
Amounts Due:
Within 1 Year	$61	$1,516	$2,500	$37,414	$1,159	$86	$3,766	$46,502
After 1 year:
1 to 5 years	10,923	3,024	3,666	2,705	—	736	3,293	24,347
5 to 10 years	37,901	67,913	517	—	—	1,826	385	108,542
10 to 15 years	28,563	19,271	—	—	—	583	99	48,516
Over 15 years	199,242	35,849	—	—	—	17,605	—	252,696

Total due after one year	276,629	126,057	4,183	2,705	—	20,750	3,777	434,101

Total amount due	$276,690	$127,573	$6,683	$40,119	$1,159	$20,836	$7,543	$480,603

          The following table sets forth the dollar amount of all loans at September 30, 2008 due after September 30, 2009, which have fixed interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
One- to four-family real estate	$139,420	$137,209	$276,629
Multi-family and non-residential real estate	78,952	47,105	126,057
Land	517	3,666	4,183
Construction	—	2,705	2,705
Consumer	—	—	—
Home equity	—	20,750	20,750
Business	2,472	1,305	3,777
Total	$221,361	$212,740	$434,101

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

          Our residential loans are generally originated with fixed or adjustable rates and have terms of ten to thirty years. We previously offered mortgage loans with bi-weekly payments and terms up to forty years. However, we discontinued offering those products during fiscal 2007. Regarding adjustable rate loans, we offer fully amortizing, adjustable rate loans with initial fixed rate periods ranging from one to ten years. Additionally, we offer adjustable rate loans with interest only payments for the first five, seven or ten years that fully amortize after the initial interest-only period. We previously offered mortgage loans with interest only payments for the first three years but discontinued offering that product during fiscal 2007. Loans with interest only payments are generally considered to entail greater risk than loans whose terms require the payment of both interest and principal over the life of the loan. Of particular concern are borrowers’ abilities to meet their payment obligations when the interest rate on the loan resets for the first time while, simultaneously, scheduled principal amortization begins to be collected over the loan’s remaining term to maturity. These concurrent factors may result in significant increases to a borrower’s monthly payment obligations.

           The majority of our one- to four-family adjustable rate loan products provide for an interest rate that is tied to the one-year Constant Maturity U.S. Treasury index and have terms of up to thirty years with initial fixed rate periods of one, three, five, seven, or ten years according to the terms of the loan. We previously offered an adjustable rate loan with a rate that adjusts every three years to the three-year Constant Maturity U.S. Treasury index. However, we discontinued offering that product during the first quarter of fiscal 2008 and all loans originated under that program have paid off in full.

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

           The Bank does not currently offer Sub-prime loan programs. Prior to fiscal 2007, the Bank had offered a limited number of one- to four-family loan programs through which it originated and retained Sub-prime loans to borrowers with deficient credit histories or higher debt-to-income ratios. At September 30, 2008 and September 30, 2007, the remaining balance of these loans was approximately $1.2 million and $1.4 million, respectively, comprising 9 and 11 loans, respectively, at each date. One Sub-prime loan with a balance of $142,700 was 30 days past due at September 30, 2008. The remaining eight loans were performing in accordance with their terms for the periods reported.

           Through fiscal 2007, the Bank offered an Alt-A stated income loan program by which it originated and retained loans to borrowers whose income was affirmatively stated at the time of application, but not verified by the Bank. The Bank discontinued that program in the first quarter of fiscal 2008. At September 30, 2008 and September 30, 2007, the remaining balance of these loans was approximately $6.7 million and $8.6 million, respectively, comprising 25 and 29 loans, respectively, at each date. Two of these loans, with balances of $418,000 and $80,000 were 30 days or less past due at September 30, 2008. The remaining 23 loans were performing in accordance with their terms for the periods reported.

           The Bank continues to offer a limited Alt-A program through which it originates and sells all such loans to FNMA under its Expanded Approval program on a non-recourse, servicing retained basis. A significant portion of the loans originated under this remaining Alt-A program support the procurement of mortgage financing for first time home buyers.

           The fixed rate mortgage loans that we originate generally meet the secondary mortgage market standards of the Federal National Mortgage Association (“FNMA”). For the purposes of interest rate risk management, we have historically sold a portion of our qualifying one- to four-family residential mortgages into the secondary market without recourse on both a servicing retained and servicing released basis. Toward that end, we sold loans totaling approximately $1.9 million in the year ended September 30, 2008, $9.3 million in the year ended September 30, 2007, $5.8 million in the year ended September 30, 2006 and $2.4 million in the year ended September 30, 2005. Purchasers of our loans included, but were not limited to, FNMA and Countrywide Home Loans.

           Notwithstanding the loan sales in prior years, the Bank has discontinued the sale of most one- to four-family mortgage loan originations for a period of time to augment the growth in commercial loans. Loans originated under the Bank’s FNMA Alt-A program noted above will continue to be sold into the secondary market. The Bank will carefully monitor the earnings, liquidity, and balance sheet allocation impact of this strategy and make interim adjustments, as necessary, to support achievement of the Company’s business plan goals and objectives.

           Substantially all of our residential mortgages include a “due on sale” clause, which is a provision giving us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party. Property appraisals on real estate securing our one- to four-family residential loans are made by state certified or licensed independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. We require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if required, flood insurance policies are also required.

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

           Commercial real estate loans generally are considered to entail significantly greater risk than that associated with one- to four-family real estate lending. The repayment of these loans typically is dependent on the real estate securing the loan as collateral and the successful operations of the property and income stream of the borrower generated from the property. These risks can be significantly affected by economic conditions. In addition, commercial loans may carry larger balances to single borrowers or related groups of borrowers than one- to four-family loans. Furthermore, this type of real estate lending generally requires substantially greater evaluation and oversight efforts compared to one-to-four family mortgage lending.

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

           In response to the deteriorating financial market and economic conditions, we have diminished the emphasis on construction lending as a component of our strategic growth in commercial loans. Consequently, the Bank does not expect to see significant growth in origination of construction loans during fiscal 2009.

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

           Unlike single-family residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of business loans may be substantially dependent on the success of the business itself and the general economic environment. Business loans, therefore, have greater credit risk than residential mortgage loans. In addition, business lending generally requires substantially greater evaluation and oversight efforts compared to residential or non-residential real estate lending.

           Home Equity Loans. Our home equity loan portfolio includes home equity lines of credit and second mortgage term loans. Home equity lines of credit are prime-based loans that are adjusted monthly. Home equity loans are primarily originated in our market area and are generally made in amounts of up to 75% of value which was reduced from 80% of value during fiscal 2008. We offer home equity loans on investment properties in addition to loans on primary residences. Loans on investment properties were previously made in amounts of up to 65% of value on second mortgage term loans and up to 60% of value of home equity lines of credit. However, we discontinued the investment property home equity loan program during fiscal 2008.

           Generally, our second mortgage term loans have fixed rates for terms of up to fifteen years. Second mortgage term loans and home equity lines of credit do not require title insurance but do require homeowner, liability, fire and, if required, flood insurance policies.

           Consumer Loans. Consumer loans consist of savings secured loans and unsecured consumer loans which generally have shorter terms and higher interest rates than residential loans. We will generally lend up to 90% of the account balance on a savings secured loan. At September 30, 2008, we had $69,000 of unsecured consumer loans which were comprised entirely of overdrafts and overdraft lines of credit related to deposit accounts.

           Unsecured consumer loans, and consumer loans secured by collateral other than savings accounts, entail greater risks than residential mortgage loans. Consumer loan repayment is dependent on the borrower’s continuing financial stability and is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans in the event of a default.

           Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income.

           Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower or a group of related borrowers in an amount equal to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. As of September 30, 2008, our loans to one borrower limit was approximately $11.6 million.

           At September 30, 2008, our largest group of related borrowers had an aggregate balance, including unfunded commitments, of approximately $8.0 million, representing 8 loans on single purpose commercial real estate, mixed use properties, one- to four-family and a construction loan for residential properties.

           At the same date, our second largest group of related borrowers had an aggregate balance including total commitments of approximately $7.5 million, representing one loan secured by a construction loan for a completed condominium project.

           Our third largest group of related borrowers at that date had an aggregate balance including total commitments of approximately $6.9 million, representing 7 loans secured by a catering facility, land, one- to four-family properties and receivables. At September 30, 2008, we had 32 additional lending relationships exceeding $2.0 million, with outstanding balances at that date ranging from $2.0 million to $6.8 million.

           Loan Originations, Purchases, Sales, Solicitation and Processing. Our loan growth arises primarily from the retail origination of our own loans and retaining such loans in portfolio. Our sources of loan originations include repeat customers, referrals from realtors, brokers, and other professionals, such as attorneys, accountants and financial planners, as well as “walk-in” customers. Gross loan originations, excluding loan extensions and renewals, totaled approximately $121.9 million for the year ended September 30, 2008. Net of principal repayments, loan growth totaled approximately $39.4 million for the year ended September 30, 2008.

           By contrast, our loan purchase activity has been limited in recent years. We did not purchase any whole loans during the years ended September 30, 2008, 2007 and 2006.

           During the years ended September 30, 2008, 2007 and 2006, we sold loans totaling $1.9 million, $9.3 million and $5.8 million, respectively. As noted earlier, we have sold these loans on a non-recourse, servicing retained and non-recourse, servicing released basis. At September 30, 2008, loans serviced for the benefit of others totaled $16.8 million.

           Generally, loan sales have been part of our interest rate risk management strategy. However, for the reasons noted earlier, the Bank intends to discontinue the sale of one- to four-family mortgage loan originations for a period of time to augment the growth in commercial loans. The Bank will carefully monitor the earnings, liquidity, and balance sheet allocation impact of this strategy and make interim adjustments, as necessary, to support achievement of the Company’s business plan goals and objectives.

           We occasionally purchase participations in loans originated through other lending institutions. At September 30, 2008, we had participations with other institutions that had outstanding balances totaling $12.3 million. Approximately $978,000 of unfunded commitments remain outstanding related to those loans. Additionally, we have $1.2 million of outstanding loan balances from the Thrift Institutions Community Investment Corporation of New Jersey (“TICIC”). Approximately $130,000 of unfunded commitments remain outstanding related the TICIC loans. Our participations through these entities are secured by one- to four-family properties as well as multi-family or other non-one- to-four family properties, such as assisted living facilities. We may also sell participation interests in multi-family, commercial and other real estate loans or construction loans.

           Loan Commitments. We provide written commitments to prospective borrowers on all one- to four-family and commercial loans. The total amount of commitments to extend credit for these loans as of September 30, 2008, was approximately $16.3 million, excluding commitments on unused lines of credit of $31.3 million and undisbursed portions of construction loans totaling $14.5 million.

           Loan Approval Procedures and Authority. Our lending policies and loan approval limits are recommended by senior management and approved by the Board of Directors. Regarding our one-to-four family mortgage and home equity loans, our Loan Underwriter has individual authority to approve one-to four-family loans up to $417,000, the FNMA conforming loan limit. The loan committee overseeing these lending activities consists of Joseph Kliminski, CEO, Fred Kowal, President & COO, and Catherine Bringuier, SVP Chief Lending Officer. Each of these officers has individual authority to approve one- to four-family loans up to $750,000. One- to four-family loans between $750,000 and $1,000,000 require two approvals. One- to four-family loans greater than $1,000,000 require two signatures from loan committee members.

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

           In addition to the applicable loan committee member approvals, all loans in excess of certain dollar thresholds must be presented to a subcommittee of the Board of Directors for review and approval. The Board of Director’s loan committee currently comprises two outside directors - the Chairman and Vice Chairman of the Board. During fiscal 2008, the loan amount threshold requiring the Board of Director’s loan committee approval was $2.5 million.

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

           As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial write-down of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations during the period in which the declines occur. At September 30, 2008, we held no real estate owned.

           Loans are reviewed on a regular basis and are placed on non-accrual status when they are more than ninety days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At September 30, 2008, we had approximately $1.1 million of loans that were held on a non-accrual basis.

           Non-Performing Assets. The following table provides information regarding our non-performing loans and other non-performing assets as of the dates indicated.

	At September 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
One- to four-family	$484	$690	$691	$952	$445
Multi-family and non residential	493	550	1,398	101	74
Construction	146	—	—	—	—
Consumer	14	—	—	62	—
Home equity	—	—	—	48	—
Business	—	9	—	—	—
Total	1,137	1,249	2,089	1,163	519
Accruing loans contractually past due 90 days or more	—	—	—	—	—

Total non-performing loans	1,137	1,249	2,089	1,163	519
Real estate owned	—	—	—	—	—
Other non-performing assets	—	—	—	—	—
Total non-performing assets	$1,137	$1,249	$2,089	$1,163	$519

Allowance for loan losses to non-performing loans	266.97%	205.56%	101.64%	142.62%	304.05%

Total non-performing loans to total loans	0.24%	0.28%	0.52%	0.34%	0.17%

Total non-performing loans to total assets	0.18%	0.22%	0.41%	0.21%	0.12%

Total non-performing assets to total assets	0.18%	0.22%	0.41%	0.21%	0.12%

           During the year ended September 30, 2008, $43,123 of interest paid on non-accrual loans was included in income. An additional $27,390 of interest income would have been recorded on such loans if those loans had been current during the year ended September 30, 2008.

           Classified Assets. Management, in compliance with Office of Thrift Supervision (“OTS”) guidelines, has instituted an internal loan review program, whereby non-performing loans are classified as substandard, doubtful or loss. It is our policy to review the loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis. When a loan is classified as substandard or doubtful, management evaluates the loan for impairment. When management classifies a portion of a loan as loss, a reserve equal to 100% of the loss amount is allocated against the loan.

           An asset is considered “substandard” if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets, or portions thereof, classified as “loss” are considered uncollectible and of so little value that their continuance as assets without the allocation of an impairment reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but which have credit deficiencies or potential weaknesses are required to be designated “special mention” by management.

           Management’s classification of assets is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. The following table discloses our classification of assets and designation of certain loans as special mention as of September 30, 2008. At September 30, 2008, all of the classified assets and special mention designated assets were loans.

At September 30, 2008
(In thousands)

Special Mention	$24,637
Substandard	1,302
Doubtful	—
Loss	—
Total	$25,939

           At September 30, 2008, approximately $1,133,276 of loans classified as “substandard” were accounted for as non-performing loans. As of that same date, none of the loans classified as “special mention” were accounted for as non-performing loans.

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

           Under our implementation of FAS 5, we segregate loans by loan category and evaluate homogeneous loans as a group. The loss characteristics of aggregated homogeneous loans are examined using two sets of factors: (1) annual historical loss experience factors that consider the net charge-off history of the Bank and (2) environmental factors. Although there may be other factors that also warrant consideration, we consider the following environmental factors:

•	levels and trends of delinquencies and impaired loans;

•	levels and trends of charge-offs and recoveries;

•	trends in volume and terms of loans;

•	changes to lending policies, procedures and practices;

•	experience, ability and depth of lending management and staff;

•	national, regional and local economic trends and conditions;

•	industry conditions; and

•	changes in credit concentration.

           In recent years, our charge-offs have been low and, consequently, our estimation of the amount of losses in the loan portfolio both probable and reasonable to estimate has been more reflective of other factors.

           Our allowance estimation methodology utilizes historical loss experience and environmental factors such as the local and national economy, loan growth rate, trends in delinquencies and non-performing loans, experience of lending personnel, and other similar factors. However, we have had significant growth in recent years. As a result of the significant loan growth, a portion of our loan portfolio is considered “unseasoned,” meaning that the loans were originated less than three years ago. Generally, unseasoned loans demonstrate a greater risk of credit losses than their seasoned counterparts. Moreover, in many cases, these unseasoned loans are obligations of borrowers with whom the Bank has had no prior payment experience. In the absence of adequate historical loss experience upon which the Bank can base its allowance calculations, the Bank includes peer group information in its evaluation of the allowance. The peer group information utilized by the Bank is that of OTS regulated thrifts in the northeast region. Management believes that the majority of thrifts in the northeast region have similar loan portfolio composition.

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

           Based on the allowance for loan loss methodology discussed above, management expects provisions for loan losses to increase as a result of the net growth in loans called for in the Company’s business plan. Specifically, our business strategy calls for increased strategic emphasis in commercial real estate and business lending. The loss factors used in the Bank’s loan loss calculations are generally higher for such loans compared with those applied to one- to four-family mortgage loans. Consequently, future net growth in commercial real estate and business loans may result in required loss provisions that exceed those recorded in prior years when comparatively greater strategic emphasis had been placed growing the one- to four-family mortgage loan portfolio.

           The following table sets forth information with respect to our allowance for loan losses for the periods indicated:

	Year Ended September 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Allowance balance at beginning of period	$2,568	$2,123	$1,658	$1,578	$1,371
Provision for loan losses	501	445	465	81	207
Charge-offs:
One- to four-family real estate	—	—	—	—	—
Construction	(34)	—	—	—	—
Consumer	—	—	—	—	—
Total charge-offs	(34)	—	—	—	—
Recoveries:
Consumer	—	—	—	—	—
Total recoveries	—	—	—	—	—
Net (charge-offs) recoveries	(34)	—	—	—	—
Allowance balance at end of period	$3,035	$2,568	$2,123	$1,658	$1,578
Total loans outstanding at end of period	$478,574	$456,579	$416,564	$341,978	$313,713
Average loans outstanding during period	$459,931	$418,969	$369,916	$327,948	$278,632
Allowance as a % of total loans	0.63%	0.58%	0.53%	0.48%	0.50%
Net loan charge-offs as a % of average loans	0.01%	0.00%	0.00%	0.00%	0.00%

           Allocation of Allowance for Loan Losses. The following table sets forth the allocation of our allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation allocation applicable to the entire loan portfolio.

	At September 30
	2008		2007		2006		2005		2004
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
At end of period allocated to:
One- to four-family real estate	$713	55.88%	$748	60.92%	$806	68.05%	$782	78.09%	$777	80.17%
Multi-family and non-residential real estate	1,442	25.77	1,109	21.70	878	17.64	737	17.14	680	13.77
Land	93	1.62	46	0.73	6	0.13	—	—	—	—
Construction	563	10.77	427	10.64	174	7.96	12	0.42	21	2.29
Consumer	6	0.23	5	0.14	5	0.17	4	0.21	4	0.24
Home equity	105	4.21	139	4.33	95	4.59	63	3.92	43	3.40
Business	113	1.52	94	1.54	115	1.46	16	0.22	9	0.13
Unallocated	—	—	—	—	44	—	44	—	44	—
Total allowance	$3,035	100.00%	$2,568	100.00%	$2,123	100.00%	$1,658	100.00%	$1,578	100.00%

Securities Portfolio

           General. Federally chartered savings banks have the authority to invest in various types of liquid assets. The investments authorized by the Bank’s board-approved investment policy include U.S. government and government agency obligations, mortgage-related securities of various U.S. government agencies or government-sponsored enterprises and private corporate issuers (including securities collateralized by mortgages) and mutual funds comprising such securities. Authorized investments also include certificates of deposits of insured banks and savings institutions and municipal securities. Our policy does not permit corporate non-residential mortgage related securities. Our investment securities portfolio at September 30, 2008 did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity, excluding those issued by the United States Government or its agencies.

           Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that securities be categorized as “held-to-maturity,” “trading securities” or “available-for-sale,” based on management’s intent as to the ultimate disposition of each security. Statement No. 115 allows debt securities to be classified as “held-to-maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held-to-maturity.”

           We do not currently use or maintain a trading account. Securities not classified as “held-to-maturity” are classified as “available-for-sale.” These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

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

           Our investment policy, which is approved by the Board of Directors, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing our lending activities. Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. The Asset/Liability Management Committee, comprised of the Bank’s Chief Executive Officer, President and Chief Operating Officer, Senior Vice President and Chief Financial Officer, Senior Vice President and Chief Lending Officer, Senior Vice President, Commercial Real Estate, Vice President, Branch Administration, and Vice President, Controller, is responsible for the oversight of the securities portfolio. Management conducts regular, informal meetings, generally on a weekly basis while the committee meets quarterly to formally review the Bank’s securities portfolio and other asset/liability management-related matters. The results of the committee’s quarterly review are reported to the full Board, which makes adjustment to the investment policy and strategies as it considers necessary and appropriate.

           Like other investors in mortgage-relates securities, we have historically relied on the financial strength of government-sponsored entities such as FNMA and FHLMC – and their guarantees of timely return of principal and interest to their investors – to help support the overall credit quality of the Bank’s investment portfolio. Similarly, we have also relied on the review and ratings of the established credit rating agencies to provide assurance of the creditworthiness of the non-agency mortgage related-securities held in the portfolio. Notwithstanding these past practices, unprecedented turmoil in the financial services industry, triggered by the recent collapse of the sub-prime mortgage markets, has resulted in both FHLMC and FNMA becoming undercapitalized. As a result, both entities have been placed into conservatorship by the U.S. government who now effectively guarantees the timely repayment of principal and interest to investors in the mortgage-related securities issued by those entities. Moreover, the rating agencies continue to be scrutinized and criticized due to the disproportionate level of losses incurred within non-agency mortgage-related securities in relation to their initial credit ratings.

           While we continue to monitor the turmoil and uncertainty characterizing the current financial markets, the performance of our investment portfolio remained resilient to these challenges during fiscal 2008. The Company did not record any “other than temporary impairment” losses against its investment portfolio during all of fiscal 2008. This was due, in large part, to the composition of our investment portfolio which has historically been comprised predominantly of agency mortgage-related securities and debentures. Our portfolio continues to exclude investments such as FNMA and FHLMC preferred stock, non-AAA rated mortgage securities and pools of trust-preferred securities (TRUPS) that have been the source of significant losses incurred by many financial institutions during the past year.

           Finally, we do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, but we may do so in the future as part of our interest rate risk management. Further, we do not invest in securities which are not rated investment grade.

           Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without prepayment penalties.

           Mortgage-related Securities. Mortgage-related securities represent a participation interest in a pool of one- to four-family or multi-family mortgages, although we focus primarily on mortgage-related securities secured by one- to four-family mortgages. Our mortgage-related securities portfolio includes mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies or government-sponsored entities, such as Federal Home Loan Mortgage Corporation (FHLMC), the Government National Mortgage Association (GNMA), and the Federal National Mortgage Association (FNMA), as well as by private corporate issuers.

           The mortgage originators use intermediaries (generally government agencies and government-sponsored enterprises, but also a variety of private corporate issuers) to pool and repackage the participation interests in the form of securities, with investors such as us receiving the principal and interest payments on the mortgages. Securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors. Privately issued securities typically offer rates above those paid on government agency issued or sponsored securities, but lack the guaranty of those agencies and are generally less liquid investments. In the absence of an agency guarantee, our policy requires that we purchase only privately-issued mortgage-related securities that have been assigned the highest credit rating (AAA) by the applicable securities rating agencies. Limiting our purchases of privately-issued mortgage-related securities to those with a AAA rating reduces our added credit risk in purchasing non-agency guaranteed securities. Moreover, because there is an established secondary market for AAA-rated privately-issued mortgage-related securities, much of the liquidity risk otherwise associated with our investment in non-agency securities is mitigated.

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

           Collateralized mortgage obligations are mortgage-derivative products that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into “tranches” or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches.

           At September 30, 2008, the Company’s portfolio of collateralized mortgage obligations primarily included tranches whose terms and structure support the regular receipt of principal cash flows within a wide range of prepayment speeds of the underlying collateral. This reduces the likelihood that reductions in market value resulting from movements in market interest rates may be identified as “other than temporary” which would require an adjustment to the carrying cost of the security recorded through earnings. Rather, investing in collateralized mortgage obligations allows us to better manage the prepayment and extension risk associated with conventional mortgage-related securities thereby reducing the market value sensitivity of that segment of the investment portfolio. Management believes collateralized mortgage obligations represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. At September 30, 2008, collateralized mortgage obligations comprised $31.4 million of our securities portfolio.

           Other Securities. In addition, at September 30, 2008 we held an approximate investment of $2.7 million in Federal Home Loan Bank of New York common stock (this amount is not shown in the securities portfolio).

           The following table sets forth the carrying value of our securities portfolio at the dates indicated. Securities that are held-to-maturity are shown at our amortized cost, and securities that are available-for-sale are shown at the current market value. The balances reported for September 30, 2008 include securities purchased during the fiscal 2008 relating to a $50 million wholesale growth transaction through which the Bank purchased approximately $50 million of mortgage-related investment securities funded by an equivalent amount of borrowings. Through this transaction, the Bank took advantage of the opportunity presented by the aforementioned turmoil in the financial markets to acquire, agency AAA-rated mortgage-related securities at historically wide interest rate spreads in relation to the cost of wholesale funding sources.

	At September 30,
	2008	2007	2006
	(In thousands)
Securities Held-to-Maturity:

U.S. government and federal agency obligation	$—	$—	$2,000
Collateralized mortgage non-agency obligations	1,587	1,855	2,137
Collateralized mortgage agency obligations	40	47	58
Government National Mortgage Association	120	145	200
Federal Home Loan Mortgage Corporation	116	138	286
Federal National Mortgage Association	5,646	4,545	5,866
Total securities held-to-maturity	7,509	6,730	10,547

Securities Available-for-Sale:
U.S. government and federal agency obligation	$—	2,005	10,917
Collateralized mortgage non-agency obligations	—	—	—
Collateralized mortgage agency obligations	29,801	35,271	32,393
Government National Mortgage Association	64	81	108
Federal Home Loan Mortgage Corporation	24,507	9,040	12,882
Federal National Mortgage Association	26,791	11,696	18,223
Total securities available-for-sale	81,163	58,093	74,523

Total	$88,672	$64,823	$85,070

           The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our investment and mortgage-backed securities portfolio at September 30, 2008. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At September 30, 2008
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)

U.S. Government and Federal Agency	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%	$—
Mortgage-backed non-agency Obligations	1,588	3.84	—	—	—	—	—	—	1,588	3.84	1,493

Government National Mortgage Association	—	—	—	—	—	—	184	5.41	184	5.41	184

Federal Home Loan Mortgage Association	401	2.62	—	—	9,955	4.78	36,075	4.95	46,431	4.90	46,431

Federal National Mortgage Association	—	—	3,279	3.26	10,819	4.64	26,371	4.68	40,469	4.55	40,498

Total	$1,989	3.59%	$3,279	3.26%	$20,774	4.71%	$62,630	4.84%	$88,672	4.72%	$88,606

Sources of Funds

           General. Deposits are our major source of funds for lending and other investment purposes. In addition, we derive funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity, call and sale of mortgage-backed securities and investment securities. Loan and securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings, in the form of advances from the Federal Home Loan Bank and reverse repurchase agreements, are also used to supplement the amount of funds for lending and investment.

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

           Deposits are obtained primarily from within New Jersey. Traditional methods of advertising are used to attract new customers and deposits, including print media, direct mail and inserts included with customer statements. We have not in the past utilized the services of deposit brokers and do not expect to utilize such services at this time. The Bank also expects to periodically offer special promotional programs by which premiums or incentives will be paid for the opening of checking accounts. Such programs may be augmented by promotional rates offered on particular certificate of deposit maturities.

           The determination of interest rates is based upon a number of factors, including: (1) our need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of general market rates and rates of a selected group of competitors’ rates for similar products; (3) our current cost of funds and yield on assets; and (4) the alternate cost of funds on a wholesale basis, in particular the cost of advances from the Federal Home Loan Bank. Interest rates are reviewed by senior management on a weekly basis.

           At September 30, 2008, $255.8 million or 57.1% of our deposits were in certificates of deposit. Our liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed. Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue. However, the need to retain these time deposits could result in an increase in our cost of funds.

           At September 30, 2008, we had approximately $5.6 million of public funds on deposit at the Bank. These deposits include one account relationship whose balances at September 30, 2008 totaled approximately $4.8 million.

           The following table sets forth the distribution of deposits at the Bank at the dates indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

	At September 30
	2008			2007			2006

	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate

Non-interest-bearing demand deposits	$31,447	7.02%	—%	$30,494	7.11%	—%	$23,545	7.20%	—%

Interest-bearing demand deposits	75,307	16.82	2.58	111,795	26.08	4.51	31,429	9.61	2.25

Savings deposits	85,092	19.01	2.00	92,778	21.65	2.54	107,008	32.71	2.62

Time deposits	255,841	57.15	3.91	193,533	45.16	4.93	165,165	50.48	4.48

Total deposits	$447,687	100.00%	3.05%	$428,600	100.00%	3.95%	$327,147	100.00%	3.34%

           The following table shows the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2008.

Remaining Time Until Maturity	Certificates of Deposits
(In thousands)
Within three months	$29,520
Three through six months	45,425
Six through twelve months	15,993
Over twelve months	10,958
Total	$101,896

           Borrowings. To supplement our deposits as a source of funds for lending or investment, we borrow funds in the form of advances from the Federal Home Loan Bank and reverse repurchase agreements. We regularly make use of borrowings as part of our interest rate risk management, primarily to extend the duration of funding to match the longer term fixed rate loans held in the loan portfolio as part of our growth strategy.

           Advances from the Federal Home Loan Bank are typically secured by the Federal Home Loan Bank stock we own and a portion of our residential mortgage loans and may be secured by other assets, mainly securities which are obligations of, or guaranteed by, the U.S. government. At September 30, 2008, our borrowing limit with the Federal Home Loan Bank was approximately $155.4 million. Additional information regarding our borrowings is included under Note 7 of the Notes to the Financial Statements.

           The following table sets forth certain information regarding our borrowed funds. The balances reported for September 30, 2008 include borrowings drawn during the fiscal 2008 relating to a $50 million wholesale growth transaction through which the Bank purchased approximately $50 million of mortgage-related investment securities funded by an equivalent amount of borrowings. As noted earlier, through this transaction, the Bank took advantage of the opportunity presented by the aforementioned turmoil in the financial markets to acquire, agency AAA-rated mortgage-related securities at historically wide interest rate spreads in relation to the cost of wholesale funding sources.

	At or For the Year Ended September 30,
	2008	2007	2006
Borrowings:
Average balance outstanding	$61,370	$44,256	$52,725
Maximum amount outstanding at any month-end during the period	$86,580	$56,269	$56,075
Balance outstanding at end of period	$75,547	$37,612	$56,075
Weighted average interest rate during the period	3.91%	5.14%	4.95%
Weighted average interest rate at end of period	3.18%	5.21%	5.16%

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

Personnel

           As of September 30, 2008, we had 71 full-time employees and 9 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees is satisfactory.

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

           Any change in applicable statutory and regulatory requirements, whether by the OTS, the Federal Deposit Insurance Corporation (“FDIC”) or the United States Congress, could have a material adverse impact on the Company and the Bank, and their operations. The adoption of regulations or the enactment of laws that restrict the operations of the Bank and/or the Company or impose burdensome requirements upon one or both of them could reduce their profitability and could impair the value of the Bank’s franchise which could hurt the trading price of the Company’s common stock.

Regulation of the Bank

           General. As a federally chartered, FDIC-insured savings bank, the Bank is subject to extensive regulation by the OTS and the FDIC. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses. The activities of federal savings banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity management, transactions with affiliates and community reinvestment. The FDIC also has authority to examine the Bank in its role as the administrator of the Deposit Insurance Fund (“DIF”), which is the fund established upon the merger of the Savings Association Insurance Fund (“SAIF”) and the Bank Insurance Fund (“BIF”) in March 2006. Federal savings banks are also subject to reserve requirements of the Federal Reserve System. A federal savings bank’s relationship with its depositors and borrowers is regulated by both state and federal law, especially in such matters as the ownership of savings accounts and the form and content of the bank’s mortgage documents.

           The Bank must file regular reports with the OTS concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. The OTS regularly examines the Bank and prepares reports to the Bank’s Board of Directors on deficiencies, if any, found in its operations.

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

           The Emergency Economic Stabilization Act (“EESA”), which became law on October 3, 2008, raised the amount of federal deposit insurance coverage for all deposit accounts to $250,000. This provision of the Act is scheduled to expire on December 31, 2009. In addition, on October 14, 2008 the FDIC announced a new program – the Temporary Liquidity Guarantee Program, which, among other things, provides FDIC coverage on non-interest bearing deposit transaction accounts and certain other accounts regardless of dollar amount. The Bank has opted in to the transaction account guarantee portion of the Temporary Liquidity Program as well as the debt guarantee portion of the Temporary Liquidity Program. The FDIC will assess us an annual fee of 10 basis points for amounts in guaranteed accounts that exceed $250,000. We did not participate in the U.S. Treasury’s Troubled Assets Relief Program (“TARP”) Capital Purchase Program, which allowed qualified U.S. banking organizations to sell senior preferred stock and grant warrants to purchase common stock to the U.S. Treasury. The TARP Capital Purchase Program was created by the U.S. Treasury in order to restore stability to the U.S. financial system, and is currently authorized to purchase up to $250 billion total in preferred stock from qualified U.S. banking organizations.

           The Federal Deposit Insurance Corporation regulations assess insurance premiums based on an institution’s risk. Under this assessment system, the Federal Deposit Insurance Corporation evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating. The rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits. Federal law requires the Federal Deposit Insurance Corporation to establish a deposit reserve ratio for the deposit insurance fund of between 1.15% and 1.50% of estimated deposits. The Federal Deposit Insurance Corporation has designated the reserve ratio for the deposit insurance fund through the first quarter of 2009 at 1.25% of estimated insured deposits.

           Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund. In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2008, the annualized FICO assessment was equal to 1.14 basis points for each $100 in domestic deposits maintained at an institution.

           Recent failures have significantly increases the Deposit Insurance Fund’s (the DIF or the fund) loss provisions, resulting in a decline in the reserve ratio. As of June 30, 2008, the reserve ratio stood at 1.01%, 18 basis points below the reserve ratio as of March 31, 2008. This is the lowest reserve ratio for a combined bank and thrift insurance fund since March 31, 1995. Staff expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. Because the fund reserve ratio has fallen below 1.15% and is expected to remain below 1.15%, the FDIC is required to establish and implement a restoration plan to restore the reserve ratio to 1.15%. Absent extraordinary circumstances, the reserve ratio must be returned to at least 1.15% no later than five years after establishment of the plan.

           On October 6, 2008 the FDIC issued a Notice of Proposed Rulemaking on Risk-Bases Assessments and the Designated Reserve Ratio for 2009. The proposal calls for raising premiums by seven basis points during the first quarter of 2009, with a series of additional risk-based adjustments that would take effect in the second quarter of 2009. Under the proposal, premiums for well capitalized banks will increase from five to seven basis points to twelve to fourteen basis points for the first quarter of 2009. After that, base rates for well capitalized banks would be set at ten to fourteen basis points with additional adjustments resulting in base rates between eight and twenty-one basis points. Included in the proposed additional adjustments are reductions of up to two basis for banks with tier one ratios greater than ten percent and increases for banks with secured liabilities greater than fifteen percent of domestic deposits and banks with brokered deposits in excess of ten percent of domestic deposits.

           Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) “Tier 1” or “core” capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. At September 30, 2008 the Bank exceeded all regulatory capital requirements and was classified as “well capitalized.”

           In addition, the OTS may require that a savings institution that has a risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total adjusted assets of less than 4% (3% if the institution has received the highest rating on its most recent examination) take certain action to increase its capital ratios. If the savings institution’s capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the OTS may restrict its activities.

           For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets except for certain mortgage servicing rights. Tier 1 or core capital is defined as common stockholders’ equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries, and certain non-withdrawable accounts and pledged deposits of mutual savings banks. The Bank does not have any non-withdrawable accounts or pledged deposits. Tier 1 and core capital are reduced by an institution’s intangible assets, with limited exceptions for certain mortgage and non-mortgage servicing rights and purchased credit card relationships. Both core and tangible capital are further reduced by an amount equal to the savings institution’s debt and equity investments in “non-includable” subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

           The risk-based capital standard for savings institutions requires the maintenance of total capital of 8% of risk-weighted assets. Total capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses and up to 45% of unrealized gains on equity securities. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. For purposes of determining total capital, a savings institution’s assets are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the institution’s equity investments (other than those deducted from core and tangible capital) and its high loan-to-value ratio land loans and non-residential construction loans.

           A savings institution’s risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. These risk weights range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

           OTS rules require a deduction from capital for savings institutions with certain levels of interest rate risk. The OTS calculates the sensitivity of an institution’s net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, deducted from an institution’s total capital is based on the institution’s Thrift Financial Report filed two quarters earlier. The OTS has indefinitely postponed implementation of the interest rate risk component, and the Bank has not been required to determine whether it will be required to deduct an interest rate risk component from capital.

           Prompt Corrective Regulatory Action. Under the OTS Prompt Corrective Action regulations, the OTS is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0%, or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0%, is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS within forty-five days of the date an institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

           Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

           A savings institution that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least thirty days before making a capital distribution. A savings institution must file an application for prior approval of a capital distribution if: (i) it is not eligible for expedited treatment under the applications processing rules of the OTS; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings bank’s net income for that year to date plus the institution’s retained net income for the preceding two years; (iii) it would not adequately be capitalized after the capital distribution; or (iv) the distribution would violate an agreement with the OTS or applicable regulations.

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

           During the fiscal year ended September 30, 2008, the Bank applied for, and received, regulatory approval to pay a $6.5 million dividend to the holding company which was distributed during the quarter ended September 30, 2008. The Bank may apply for regulatory approval to pay additional dividends to the holding company to support the Company’s capital management objectives.

           Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender (“QTL”) test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its “portfolio assets” in certain “Qualified Thrift Investments” (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every twelve months. The Bank met the QTL test as of September 30, 2008 and in each of the last twelve months and, therefore, qualifies as a QTL.

           Transactions with Affiliates. Generally, federal banking law requires that transactions between a savings institution or its subsidiaries and its affiliates must be on terms as favorable to the savings institution as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings institution’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings institution. In addition, a savings institution may not extend credit to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

           Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), every insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS to assess the depository institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by the Bank. An unsatisfactory CRA examination rating may be used as the basis for the denial of an application by the OTS. The Office of Thrift Supervision assigned the Bank an overall rating of “Satisfactory” in its most recent CRA evaluation.

           Federal Home Loan Bank (“FHLB”) System. The Bank is a member of the FHLB of New York, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members pursuant to policies and procedures established by the board of directors of the FHLB.

           As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to the greater of 1% of our aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of FHLB advances. We are in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member’s capital and limiting total advances to a member.

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

           Savings institutions have authority to borrow from the Federal Reserve System “discount window,” but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System.

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

           Activities Restrictions. As a savings and loan holding company formed after May 4, 1999, the Company is not a grandfathered unitary savings and loan holding company under the Gramm-Leach-Bliley Act (the “GLB Act”). As a result, the Company and its non-savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities. Under the Home Owners’ Loan Act, as amended by the GLB Act, the non-banking activities of the Company are restricted to certain activities specified by OTS regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 (the “BHC Act”) or authorized for financial holding companies pursuant to the GLB Act. Furthermore, no company may acquire control of American Bank of New Jersey unless the acquiring company was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date) or the company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the BHC Act as amended by the GLB Act.

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

           Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”). The Securities and Exchange Commission (“SEC”) has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act, and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure requirements. Compliance with the Act and corresponding regulations may increase the Company’s expenses.

Item 1A. Risk Factors.

The current economic downturn coupled with turmoil and uncertainty in the financial markets may adversely impact the Company’s earnings and our ability to successfully execute our business plan.

The current economic downturn may adversely impact the financial condition of the households and businesses comprising the Bank’s loan customers. Such a deteriorating financial condition could arise from loss of employment or business revenue exacerbated by a reduction in the value of real estate collateralizing customers’ loans with the Bank. As a consequence, the Bank may experience an increase in nonperforming loans which will negatively impact earnings through reduced collections of interest income coupled with possible increases in the provision for loan losses and associated charge offs. Additionally, the Bank’s ability to originate new loans in accordance with its business plan goals and objectives may be diminished as a result of these same factors.

Moreover, the general level of uncertainty in the marketplace – particularly concerning counterparty risk – has greatly diminished the sources of funding readily available to many large financial institutions. Consequently, such institutions are placing greater emphasis on their retail deposit channel to attract funding thereby placing upward pressure on retail deposit rates in the marketplace. As a result, despite the recent reduction in overall market interest rates, the Bank’s cost of deposits may remain stable or increase while its yield on earning assets is reduced. This condition would reduce the Company’s net interest spread and margin and its earnings in future periods.

Finally, given the increasing number of insured financial institution failures, we expect that the Bank’s FDIC insurance premiums may increase significantly during fiscal 2009 which would result in an increase to our operating expenses and a reduction in our earnings.

Our strategic plan calls for us to diversify our loan portfolio with increased emphasis on commercial lending which may increase our operating expenses in the future and result in a higher degree of credit risk within our loan portfolio.

Commercial loans include multi-family and non-residential mortgage loans, construction loans and business loans. At September 30, 2008, our loan portfolio included commercial loans totaling $181.8 million, or 38.0 % of our loans receivable, net. It is our intention to increase our origination of multi-family and non-residential mortgage loans and business loans. As part of our plan to grow and diversify the loan mix, we may expand our commercial lending business unit and may hire additional commercial lenders over the next several years. We would expect our compensation and benefit expenses to increase significantly if we hire these lenders and associated support staff. By contrast, we expect that our strategic emphasis on construction lending will diminish during fiscal 2009 for the reasons noted earlier.

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

Our current business plan calls for us to open up to three de novo branches over approximately the next five years. Having opened three full service branches located in Verona, Nutley and Clifton, New Jersey during fiscal 2007, the Company did not open additional de novo deposit branches during fiscal 2008. Rather, the Company directed significant strategic effort during fiscal 2008 toward achieving and enhancing profitability within each of these three branches. Based on the Company’s internal branch profitability model, the Verona branch, which opened in December 2006, achieved profitability during the quarter ended March 31, 2008 and continued to operate profitably during the remainder of fiscal 2008. The Bank’s Nutley branch, which opened in May 2007, achieved quarterly profitability during the most recent quarter ended September 30, 2008. The quarterly operating loss for the Clifton branch, which opened in August 2007, decreased during the quarter ended September 30, 2008 compared with prior quarters. The Company expects the Clifton branch to achieve profitability during fiscal 2009. While the Company currently has no commitments to open additional de novo deposit branches during the next fiscal year, the Company would consider additional branching projects during fiscal 2009 if appropriate opportunities were to arise.

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

The income from our assets and the cost of our liabilities are sensitive to changes in interest rates. Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between: (a) the interest income we earn on our interest-earning assets such as loans and securities; and (b) the interest expense we pay on our interest-bearing liabilities such as deposits and amounts we borrow. The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. We, like many savings institutions, have liabilities that generally have shorter contractual maturities or different repricing characteristics than our assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. In a period of declining interest rates the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities.

Our business is geographically concentrated in New Jersey and the New York metropolitan area. The current downturn in economic conditions in the state and the surrounding region could have an adverse impact on our profitability.

A substantial majority of our loans are to individuals and businesses in New Jersey and the New York metropolitan area. The current decline in the regional economy could have an adverse impact on our earnings. Because we have a significant amount of real estate loans, decreases in local real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy and real estate values may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

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

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision and by the Federal Deposit Insurance Corporation. This regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank and the adequacy of a bank’s allowance for loan losses. Any change in this regulation and oversight, whether in the form of regulatory policy, regulations, or legislation could have a material impact on us and our operations.

Item 1B. Unresolved Staff Comments.

           None.

Item 2. Properties.

At September 30, 2008, our net investment in property and equipment totaled $11.9 million. We use outside service companies for a variety of data processing services. The following table sets forth the location of our main office, separate drive-up facility and five existing branch offices, the year each opened and the net book value for each location.

Office Location	Year Facility Opened	Leased or Owned	Net Book Value at September 30, 2008
			(In thousands)
Main Office 365 Broad Street Bloomfield, New Jersey 07003	1965	Owned	$1,055
Full Service Branch 347 Broad Street Bloomfield, New Jersey 07003	2008	Land Lease	$1,743
Bloomfield Branch Drive Up Facility 16 Pitt Street Bloomfield, New Jersey 07003	1998	Owned	$278
Full Service Branch 310 Pompton Avenue Cedar Grove, New Jersey 07009	2001	Owned	$1,710
Full Service Branch 725 Bloomfield Avenue Verona, New Jersey 07044	2006	Owned	$3,538
Full Service Branch 213 Harrison Street Nutley, New Jersey 07110	2007	Office Lease	$593
Full Service Branch 500 Clifton Avenue Clifton, New Jersey 07011	2007	Owned	$2,977

Item 3. Legal Proceedings.

           From time to time the Company and its subsidiaries are parties to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Bank. In the opinion of management, there were no lawsuits pending or known to be contemplated at September 30, 2008 that would have a material effect on operations or income.

Item 4. Submission of Matters to a Vote of Security Holders.

           None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          The information contained in the section captioned “Investor and Corporate Information” in the portions of the Annual Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

          The information contained in “Note 1 of the Consolidated Financial Statements” and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital” in the portions of the Annual Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

          The following table summarizes our share repurchase activity during the three months ended September 30, 2008 and additional information regarding our share repurchase program. The schedule reflects the completion of the Company’s share repurchase program announced on January 3, 2008 and the initiation of a subsequent program announced on August 20, 2008 by which an additional 5% of the Company outstanding shares would be repurchased.

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under Plans or Programs

Repurchases for the Month

July 1 – July 31, 2008	—	$—	—	9,889
August 1 – August 31, 2008	24,889	$10.36	24,889	531,919
September 1 – September 30, 2008	63,705	$10.33	63,705	468,214

Total repurchases	88,594	$10.34	88,594

Item 6. Selected Financial Data.

          The information contained in the table captioned “Selected Consolidated Financial and Other Data” in the portions of the Annual Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 7 . Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

          The information contained in the section captioned “Management of Interest Rate Risk and Market Risk” in the Annual Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

          The Company’s financial statements listed under Item 15 of this Form 10-K and included in Exhibit 13 to this Form 10-K are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

Item 9A. Controls and Procedures.

          (a) Evaluation of disclosure controls and procedures. An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2008 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

          (b) Management’s annual report on internal control over financial reporting and Attestation report of the registered public accounting firm. The annual report of management on the effectiveness of our internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in the Annual Report filed as Exhibit 13 to this Form 10-K are incorporated by reference under “Item 8. Financial Statements and Supplementary Data.”

          (c) Changes in internal control over financial reporting. During the quarter ended September 30, 2008, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

          Information required by this item concerning the Company’s directors and compliance with section 16(a) of the Act is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in February 2009, except for the information contained under the heading “Compensation Committee Report on Executive Compensation”, “Report of the Audit Committee of the Board of Directors” and “Stockholder Return Performance Presentation”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics

          The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company’s Code of Ethics will be provided without charge upon request to the Corporate Secretary, American Bancorp of New Jersey, Inc., 365 Broad Street, Bloomfield, New Jersey 07003.

Item 11. Executive Compensation.

          Information required by this item concerning compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in February 2008, except for the information contained under the heading “Compensation Committee Report on Executive Compensation”, “Report of the Audit Committee of the Board of Directors” and “Stockholder Return Performance Presentation”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          Information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in February 2009, except for the information contained under the heading “Compensation Committee Report on Executive Compensation”, “Report of the Audit Committee of the Board of Directors” and “Stockholder Return Performance Presentation”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,412,782	$9.27	—
Equity compensation plans not approved by security holders:
None	N/A	N/A	N/A

TOTAL	1,412,782	$9.27	—

Item 13. Certain Relationships and Related Transactions.

          Information required by this item concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in February 2009, except for the information contained under the heading “Compensation Committee Report on Executive Compensation”, “Report of the Audit Committee of the Board of Directors” and “Stockholder Return Performance Presentation”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accounting Fees and Services.

          Information required by this item concerning principal accounting fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in February 2009, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Listed below are all financial statements and exhibits filed as part of this Form 10-K.

          1.        The consolidated statements of financial condition as of September 30, 2008 and 2007 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the three years ended September 30, 2008, together with the related notes and the report of independent certified public accountants.

          2.          The following exhibits are either included with this Form 10-K or incorporated herein by reference:

(a)	List of Exhibits

3(i)	Certificate of Incorporation of American Bancorp of New Jersey, Inc.(1)
3(ii)	Bylaws of American Bancorp of New Jersey, Inc.(2)
4	Specimen Stock Certificate of American Bancorp of New Jersey(1)
10.1	Employment Agreement between American Bank of New Jersey and Joseph Kliminski(3)†
10.2	Employment Agreement between American Savings Bank of NJ and Eric B. Heyer(3)†
10.3	Form of Executive Salary Continuation Agreement(3)†
10.4	Employment Agreement between American Bank of New Jersey and Fred G. Kowal(4) †
10.5	Employment Agreement between American Bank of New Jersey and Catherine M. Bringuier(1) †
10.6	2005 Stock Option Plan(5)†
10.7	2005 Restricted Stock Plan(5)†
13	Portions of the 2008 Annual Report to Stockholders
21	Subsidiaries
23.1	Consent of Auditor
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-125957) filed with the SEC on June 20, 2005.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-51500) filed with the SEC on December 10, 2007.

(3)	Incorporated by reference to the Registration Statement on Form SB-2 (File No. 333-105472) of ASB Holding Company filed with the SEC on May 22, 2003.

(4)	Incorporated by reference to the Form 8-K (File No. 000-31789) of ASB Holding Company filed with the SEC on April 18, 2005.

(5)	Incorporated by reference to the definitive proxy statement (File No. 000-31789) of ASB Holding Company filed with the SEC on December 28, 2004.

†	Management or compensatory plan required to be filed as an exhibit.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 12, 2008.

AMERICAN BANCORP OF NEW JERSEY, INC.

By:	/s/ Fred G. Kowal
Fred G. Kowal
President and Chief Operating Officer
(Duly Authorized Representative)

           Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 12, 2008.

/s/W. George Parker	/s/Joseph Kliminski
W. George Parker	Joseph Kliminski
Chairman	Chief Executive Officer and Director
(Principal Executive Officer)

/s/Fred G. Kowal	/s/Eric B. Heyer
Fred G. Kowal	Eric B. Heyer
President, Chief Operating Officer	Senior Vice President, Treasurer and
and Director	Chief Financial Officer
(Principal Financial and Accounting
Officer)

/s/H. Joseph North	/s/James H. Ward, III
H. Joseph North	James H. Ward, III
Director	Vice Chairman

/s/Vincent S. Rospond	/s/Robert Gaccione
Vincent S. Rospond	Robert Gaccione
Director	Director