Form 10-K/A
period 2008-09-30
AMERICAN BANCORP OF NEW JERSEY INC
filed 2009-01-28
CIK 1330039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
100 F Street NE
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2008

or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

Commission File No. 0-51500

American Bancorp of New Jersey, Inc.
(Exact name of registrant as specified in its charter)

New Jersey	55-0897507
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

365 Broad Street, Bloomfield, New Jersey	07003
(Address of Principal Executive Offices)	Zip Code

   (973) 748-3600
(Registrant’s telephone number)

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

Large accelerated filer [ ]	Accelerated filer [X ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
       (Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). [  ] Yes   [X] No

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on the NASDAQ Stock Market on December 11, 2008, was $ 73,433,167.  The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.

As of December 11, 2008, the registrant had outstanding 10,859,692 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:   None

Explanatory Note

This Form 10-K/A is being filed by American Bancorp of New Jersey, Inc. (the “Company”) to amend its Annual Report on Form 10-K for the year ended September 30, 2008, filed with the Securities and Exchange Commission on December 12, 2008 to include the information required by Items 10, 11, 12, 13 and 14 of the Annual Report on Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance.

The Company’s Board of Directors currently consists of seven (7) members.  Approximately one-fourth of the directors are elected annually to serve for a four-year period or until their respective successors are elected and qualified.

Directors and Executive Officers

Joseph Kliminski, age 65, serves as Chief Executive Officer of the Company and American Bank of New Jersey (the “Bank”) and has been a member of the Board since 1986.  He has been employed by the Bank since 1967 and became President and Chief Executive Officer in 1987.  In 2005, Mr. Fred Kowal replaced Mr. Kliminski as President. Mr. Kliminski is a member and past president of the Bloomfield Lions Club, was previously president of the Advisory Board to the Bloomfield Town Council, chairman emeritus of the Bloomfield Education Foundation, and former chairman of the Deborah Hospital Children of the World Golf Tournament. Mr. Kliminski also serves on the Executive Committee of the Bloomfield Center Alliance, and is a member and former president of the Board of Trustees of the Bloomfield Public Library.  He is also a former member of the Board of Governors of the New Jersey League of Community Bankers and past president of the Essex County Savings League.

H. Joseph North, age 76, has been a member of the Board since 1991. Mr. North retired in 1987 as Town Administrator of Bloomfield, New Jersey after 20 years of service as the municipality’s Chief Administrative Officer.  Mr. North began his service to the Town of Bloomfield in 1958 as Town Clerk where his duties included that of Corporation Secretary to the Municipality and Executive Secretary to the Planning Board and Zoning Board of Adjustment.  Mr. North is a past president and a lifetime member of the New Jersey Municipal Management Association and is a former member of the International City Management Association.  Mr. North is also a former president of the Bloomfield Lions Club, Bloomfield Fifth Quarter Club and Bloomfield Tennis Federation and a former member of the Board of Trustees of Bloomfield College.

W. George Parker, age 83, has been a member of the Board since 1967 and Chairman since 1990.  Prior to becoming Chairman of American Bank of New Jersey, Mr. Parker served as Chairman of the Board and CEO of the Cook & Dunn Paint Corporation for 20 years, retiring in 1995.  During his tenure at Cook & Dunn Paint Corporation, he served as Northeast Regional Vice President of the National Paint Coatings Assn. located in Washington, D.C.  He also served as Chairman and CEO of Ur-Cryl Polymer Corp. and Thibaut & Walker, suppliers to the chemical industry, for 12 and 20 years, respectively, retiring in 2005.  Mr. Parker was the principal of Adco Chemical Company, serving as Chairman and CEO and divested the Corporation in 2005.  He is a Senior Managing Director of a private equity fund.

Robert A. Gaccione, age 67, has been a member of the Board since 2003.  He has been a senior partner of the law firm of Gaccione, Pomaco & Malanga, P.C. in Belleville, New Jersey for thirty years.  He is a former Federal Bureau of Investigation agent.  Mr. Gaccione also serves as an Essex County Tax Board Commissioner.  He served as a director of Franklin Community Bank, a commercial bank located in Nutley, New Jersey for three years.  Mr. Gaccione is a member and the past president of the Belleville Rotary Club, is the president of the Clara Maass Foundation and is a member of the Belleville Foundation.

James H. Ward, III, age 59, has been a member of the Board since 1991 and Vice Chairman since 2003.  From 1998 to 2000, he was the majority stockholder and Chief Operating Officer of Rylyn Group, which operated a restaurant in Indianapolis, Indiana.  Prior to that, he was the majority stockholder and Chief Operating Officer of Ward and Company, an insurance agency in Springfield, New Jersey, where he was employed from 1968 to 1998.  He is now a retired investor.

Fred G. Kowal, age 56, serves as President and Chief Operating Officer of the Company and the Bank and has been a member of the Board since 2005.  He joined the Bank in March 2005.  Mr. Kowal was previously Chairman and Chief Executive Officer of Warwick Community Bancorp, Inc. until its merger into Provident Bancorp, Inc. in October 2004.  He joined Warwick Community Bancorp, Inc. in 1999 and also served as Chairman of the Board of Directors of The Warwick Savings Bank and as Chairman of the Board, President and Chief Executive Officer of The Towne Center Bank, a de novo commercial bank formed by Warwick Community Bancorp, Inc. in 1999.  Prior to joining Warwick, he served as Senior Vice President of First Union National Bank, where he worked for 16 years, and as Senior Vice President of PNC Bank.

Vincent S. Rospond, age 76, has been a member of the Board since 1981.  He is an attorney and the majority stockholder of the law firm of Rospond, Rospond & Conte, P.A. in Bloomfield, New Jersey. Rospond, Rospond & Conte serves as general counsel to the Bank.  Mr. Rospond is the president and a trustee of United Way of Bloomfield, is a member and the former legal counsel of Bloomfield Chamber of Commerce, and was a member and the treasurer of North Jersey Manufacturer’s & Businessmen Association.  He is also a member of the Cornell Club of New Jersey, the Essex County Bar Association, the Newark Art Museum, the Bloomfield Music Federation and the New Jersey Bar Association.

Executive Officers of the Bank Who Are Not Also Directors

Eric B. Heyer, age 46, has been the Bank’s Senior Vice President, Treasurer and Chief Financial Officer since 1997 and became Chief Financial Officer of the Company upon its formation in June 2003.  Mr. Heyer has been employed by the Bank since 1993.  He was previously the Chief Financial Officer of Monarch Savings Bank in Kearny, New Jersey, where he was employed from 1986 to 1993.  Mr. Heyer is a member of the Financial Managers Society.  He recently completed service as the Chairman of the Stewardship & Finance Committee of Princeton United Methodist Church and previously served as a trustee of Kingston United Methodist Church.  Mr. Heyer also serves as a board member of the Mental Health Clinic of Passaic in Clifton, New Jersey.

Catherine M. Bringuier, age 46, has been the Bank’s Senior Vice President and Chief Lending Officer since January 2003. She has also served as the CRA Officer since February 1993. Ms. Bringuier has been employed by the Bank since March 1990. Ms. Bringuier currently serves as a member of the Loan Servicing Committee, the Residential Lending & Affordable Housing Committee and the Mortgage Steering Committee of the New Jersey League of Community Bankers. Ms. Bringuier is a member of the Commercial Loan Committee and the Residential Lending Committee of the Mortgage Bankers Association of New Jersey. She is a member and prior Vice President of Sunny Acres Civic & Improvement Association in Cranford, New Jersey and is a catechist for St. Michael’s Religious Education Program in Cranford, New Jersey.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires American Bancorp of New Jersey, Inc.’s directors and executive officers, and persons who own more than 10% of American Bancorp of New Jersey, Inc.’s common stock to report their initial ownership of American Bancorp of New Jersey, Inc.’s common stock and any subsequent changes in that ownership to the SEC.  Specific due dates for these reports have been established by the SEC and American Bancorp of New Jersey, Inc. is required to disclose in this annual report any late filings or failures to file.

American Bancorp of New Jersey, Inc. believes, based solely on a review of the copies of reports furnished to us and written representations relative to the filing of certain forms, that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended September 30, 2008.

Corporate Governance, Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company’s Code of Ethics will be provided without charge upon request to the Corporate Secretary, American Bancorp of New Jersey, Inc., 365 Broad Street, Bloomfield, New Jersey 07003.

Director Independence

Directors Gaccione, North, Parker, Rospond and Ward qualify as “independent” in accordance with the published listing requirements of the NASDAQ Stock Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company.  As further required by the NASDAQ rules, the Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of his or her independent judgment in carrying out the responsibilities of a director.  In making these determinations, the Board reviewed and discussed information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and its management.  In this regard, the Board considered the Bank’s relationships with the law firms of which Directors Gaccione and Rospond are principals, as described under “Certain Relationships and Related Transactions.”

Shareholder Communications with Directors

Shareholders may communicate with the Board of Directors by writing to: James H. Ward, III, Independent Director, 365 Broad Street, Bloomfield, New Jersey 07003.

Board Member Attendance at Annual Shareholder Meetings

Although we do not have a formal policy regarding director attendance at annual shareholder meetings, directors are expected to attend these meetings absent extenuating circumstances.  Every current director of the Company attended last year’s annual meeting of shareholders.

Board Meetings and Committees

The Board of Directors of American Bancorp of New Jersey, Inc. generally meets on a quarterly basis, holding additional special meetings as needed.  During fiscal 2008 the Board of Directors of American Bancorp of New Jersey, Inc. held seven meetings.  Meetings of the Board of Directors of American Bank of New Jersey are generally held on a semi-monthly basis.  During fiscal 2008 the Board of Directors of American Bank of New Jersey held 26 meetings.  Only one incumbent director of American Bancorp of New Jersey, Inc., W. George Parker, attended fewer than 75% of the meetings of the Audit Committee on which he served during fiscal 2008, although Mr. Parker attended all meetings of the Board of Directors of American Bancorp of New Jersey, Inc and American Bank of New Jersey.

The Board of Directors of American Bancorp of New Jersey, Inc. has standing Compensation, Nominating and Audit Committees.

Compensation Committee

The Compensation Committee currently consists of Directors Gaccione, North, Parker, Rospond and Ward, each of whom is an independent director under the NASDAQ rules.  The Compensation Committee met four times during fiscal year 2008.  The Compensation Committee is responsible for:

▪
determining compensation to be paid to our executive officers, including annual base salary levels, annual incentive opportunity levels and the goals and objectives to be used in determining incentive pay, equity incentive awards and retirement benefits;

▪	make recommendations with regard to the compensation of directors;

▪	overseeing the administration of our employee benefit plans covering employees generally; and

▪	reviewing our compensation policies and plans.

The Compensation Committee operates under a formal written charter adopted by the Board, a copy of which was attached to the Company’s proxy statement filed with the Securities and Exchange Commission on January 23, 2008.

The charter of the Compensation Committee does not specifically provide for delegation of any of the authorities or responsibilities of the committee.  As discussed under “Compensation Discussion and Analysis,” in setting certain components of the compensation of executive officers other than the Chief Executive Officer and the President and Chief Operating Officer, the Compensation Committee considers the recommendations of the Chief Executive Officer and President and Chief Operating Officer.

Nominating Committee

The Nominating Committee is currently comprised of Directors Gaccione and Ward, each of whom is an independent director under the NASDAQ rules.  This Committee met one time during fiscal 2008. The Nominating Committee is responsible for identifying and recommending director candidates to serve on the Board of Directors.  Final approval of director nominees is determined by the full Board, based on the recommendations of the Nominating Committee.  The nominee for election at the annual meeting was recommended to the Board by the Nominating Committee.

The Nominating Committee operates under a formal written charter adopted by the Board, a copy of which was attached to the Company’s proxy statement filed with the Securities and Exchange Commission on April 20, 2006, under which the Nominating Committee has the following responsibilities:

▪
identify, recruit and interview qualified individuals to be the Board’s nominees for election or appointment to the Board; in so doing, the Nominating Committee will seek nominees with excellent decision-making ability, business experience, personal integrity and reputation, and who are knowledgeable about the business activities and market areas in which the Company and its subsidiaries operate;

▪	annually present to the Board the names of the individuals recommended for selection by the Board as the Board’s nominees; and

▪	perform any other duties or responsibilities expressly delegated to the Committee by the Board.

As provided in the Nominating Committee’s charter, the Committee’s process for identifying and evaluating potential nominees may include soliciting recommendations from directors and officers of the Company and the Bank. Additionally, the Committee may consider persons recommended by shareholders of the Company and the Committee’s evaluation of such persons will not differ from the manner of evaluation of persons recommended by directors or officers of the Company or the Bank.

Procedures for the Consideration of Board Candidates Submitted by Stockholders

To be considered in the Nominating Committee’s selection of its nominees, recommendations from shareholders must be received by the Secretary of the Company in writing at least 120 days prior to the date the proxy statement for the immediately preceding annual meeting was first distributed to shareholders. Recommendations are to identify the submitting shareholder, the person recommended for consideration, and the reasons the submitting shareholder believes such person should be considered.

No nominations for directors may be made at an annual meeting of shareholders except those made by the Board of Directors, based on the recommendations of the Nominating Committee, and those made by a shareholder who complies with the procedures for submitting nominations set forth in Article II, Section 15 of the Company’s bylaws.  Nominations from shareholders must be received by the Company in writing by at least 60 days prior to the anniversary date of the previous year’s annual meeting.  Nominations submitted by shareholders must be accompanied by certain information specified in Article II, Section 15 of our bylaws.  This information includes the following:

(a) as to each person whom the shareholder proposes to nominate for election or re-election as  a directorand as to the shareholder giving the notice (i) the name, age, business address and  residence address ofsuch person, (ii) the principal occupation or employment of such  person, (iii) the class and number of shares of Company stock which are beneficially owned  by such person on the date of such shareholder notice, and (iv) all information that is  required to be disclosed in the solicitation of proxies for election as directors or is otherwise  required pursuant to Regulation 14A under the Securities Exchange Act of 1934, including  the proposed nominee’s written consent to serve as a director, if elected; and

(b) as to the shareholder giving the notice, (i) the name and address, as they appear on the Company’sbooks, of the shareholder and any other shareholders known by the shareholder to be supporting theshareholder’s nominees, and (ii) the class and number of shares of Company stock which are beneficially owned by the shareholder and, to the extent known, by any other shareholders known by the shareholder to be supporting the shareholder’s nominees on the date of the shareholder’s notice.

In addition, nominations submitted by shareholders must be accompanied by a certification, under oath before a notary public, by each nominee that he or she meets the eligibility requirements to be a director as set forth in Article III of the Company’s bylaws.

The foregoing description is a summary of our nominating process.  Any shareholder wishing to nominate a candidate or recommend a nominee to our Nominating Committee for its consideration should review and must comply in full with the procedures set forth in our certificate of incorporation and bylaws, and New Jersey law.

Audit Committee

The Audit Committee is comprised of Directors Parker, North and Ward, each of whom meets the independence standards for audit committee members under the NASDAQ rules.  Each member of the Audit Committee is qualified under the NASDAQ rules to serve as a member of the Audit Committee; however, none qualifies as an audit committee financial expert within the meaning of the regulations of the SEC.  The Board has determined that, based on the business backgrounds and collective experience of the current members of the Audit Committee, it is not necessary for the committee to have a member who meets the audit committee financial expert definition. The Audit Committee is scheduled to meet at least quarterly and on an as-needed basis.  In fiscal 2008, this committee met six times.

The Audit Committee operates under a formal written charter adopted by the Board, a copy of which was attached to the Company’s proxy statement filed with the Securities and Exchange Commission on April 20, 2006.  The Audit Committee assists our Board in its oversight responsibility relating to the integrity of our financial statements and the financial reporting process, the systems of internal accounting and financial controls and compliance with legal and regulatory requirements.  The Audit Committee, among other things:

▪	oversees the entire audit function for the Company, both internal and independent;

▪	hires, terminates and/or reappoints our independent auditors;

▪	ensures the existence of effective accounting and internal control systems;

▪	approves non-audit and audit services to be performed by the independent auditors;

▪	reviews and approves all related party transactions for potential conflict of interest situations; and

▪	reviews and assesses the adequacy of the Audit Committee charter on an annual basis.

The report of the Audit Committee is set forth below under “Audit Committee Report.”

Audit Committee Report

The Audit Committee of American Bancorp of New Jersey, Inc. operates under a written charter adopted by the full Board of Directors. In fulfilling its oversight responsibility of reviewing the services performed by American Bancorp of New Jersey, Inc.’s independent auditors, the Audit Committee carefully reviews the policies and procedures for the engagement of the independent auditors.  The Audit Committee also discussed with American Bancorp of New Jersey, Inc.’s independent auditors the overall scope and plans for the audit.  The Audit Committee met with the independent auditors to discuss the results of its audit, the evaluation of American Bancorp of New Jersey, Inc.’s internal controls, and the overall quality of American Bancorp of New Jersey, Inc.’s financial reporting.  The Audit Committee also reviewed and discussed with the independent auditors the fees paid to the independent auditors.

American Bancorp of New Jersey, Inc.’s Chief Executive Officer and Chief Financial Officer also reviewed with the Audit Committee the certifications that each such officer will file with the SEC pursuant to the requirements of Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Management also reviewed with the Audit Committee the policies and procedures it has adopted to ensure the accuracy of such certifications.

▪	The Audit Committee has reviewed and discussed with the Company’s management the Company’s fiscal 2008 audited financial statements;

▪
The Audit Committee has discussed with the Company’s independent auditors (Crowe Horwath LLP) the matters required to be discussed by Statement on Auditing  Standards No. 61 and requirements of the Securities and Exchange Commission;

▪
The Audit Committee has received the written disclosures and letter from the independent auditors required by Independence Standards Board No. 1 (which relates to the auditors’ independence from the Company and its related entities) and has discussed with the auditors their independence from the Company; and

▪
Based on the review and discussions referred to in the three items above, the Audit Committee recommended to the Board of Directors that the fiscal 2008 audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Submitted by the Audit Committee of the Company’s Board of Directors:

W. George Parker
H. Joseph North
James H. Ward, III

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Overview.  This Compensation Discussion and Analysis provides important information about our executive compensation program (the “program”) as it relates to the “named executive officers” of the Company.  The discussion and analysis will first present an overview of program governance followed by a review of the goals and objectives of the program.  Next, we will identify the executive officers to whom the program applies followed by a review of the specific components of our executives’ compensation and the manner in which each generally supports our program’s objectives.  We will then highlight the specific program oversight and administration activities undertaken by the Company and how such activities affected executive compensation during fiscal 2008.  Finally, this discussion and analysis will present an overview of certain accounting and income tax considerations that are relevant to the program.

Governance of the Program.  The Compensation Committee (the “committee”) of the Company’s  Board of Directors, which consists solely of the Company’s outside directors, is responsible for the governance of our executive compensation program.  These responsibilities include establishing the goals and objectives of the program and developing and implementing the program based upon those goals and objectives.  The committee’s responsibilities also include all program oversight and administration activities through which the various components of the program are regularly reviewed and modified, where necessary, to ensure their continued alignment with the program’s goals and objectives.

Goals and Objectives of our Executive Compensation Program.  The program is fundamentally based upon the goal of preserving the financial strength, safety and soundness of the Company and the Bank while supporting long term growth in shareholder value.  Toward that end, the committee has established the following objectives for the program:

▪	To attract and retain talented and experienced executives whose knowledge, skills and performance are critical to our success in a highly competitive community banking industry,
▪	To provide a reasonable, fair and competitive level of current compensation to our executives in relation to their roles and responsibilities,
▪	To provide a reasonable, fair and competitive level of retirement compensation to our executives in relation to their roles and responsibilities,
▪	To provide meaningful and significant financial incentives to executives to achieve our stated business plan goals and objectives,

▪	To reward executives for corporate performance that exceeds our business plan goals and objectives,
▪	To reward executives for individual job performance that exceeds the requirements and expectations of their roles and responsibilities, and
▪	To align the financial interests of our executives with those of the Company’s shareholders toward the shared goal of growth in shareholder value.

The goals and objectives listed above are the guiding principles upon which the committee has developed and implemented the Company’s executive compensation program.  These same goals and objectives serve as the primary criteria against which the committee regularly reviews and judges the effectiveness of the structure of the program and the terms of its specific components.

Identification of Named Executive Officers.  The named executive officers falling within the purview of this discussion and analysis include our principal executive officer, our principal financial officer and the  two other most highly compensated executive officers serving at fiscal year end based upon total compensation for the fiscal year ended September 30, 2008.  These named executive officers are:

▪	Joseph Kliminski, Chief Executive Officer,
▪	Fred G. Kowal, President and Chief Operating Officer,
▪	Eric B. Heyer, Senior Vice President and Chief Financial Officer, and
▪	Catherine M. Bringuier, Senior Vice President and Chief Lending Officer.

Components of Executive Compensation.  The committee has established a compensation package for our executives that includes base salary, annual performance-based incentive compensation, equity-based compensation, retirement benefits, medical and insurance benefits and perquisites.  Our executive officers may also be protected under employment agreements with severance and change in control provisions.

The committee uses a variety of quantitative and qualitative factors in determining if, and to what extent, the named executive officers participate in the specific components of the executive compensation program.  For any particular executive, the committee establishes the level of compensation within each applicable component to support a balanced achievement of the program’s goals and objectives noted above.

The remainder of this section will present an overview of the specific components of our executive compensation program.  This overview will identify and describe each component, its specific purpose in relation to the program’s goals and objectives, the eligible executives whose compensation includes that component and the general criteria used by the committee to determine the level of an executive’s compensation within that component.

Base Salary.  A base salary is that component of an executive’s compensation that represents remuneration for their effective performance of the day-to-day activities and responsibilities that are required based upon the executive’s specific role within the Company.

In relation to the goals and objectives of the executive compensation program, an executive’s base salary generally serves two primary purposes:

▪	To attract and retain talented and experienced executives whose knowledge, skills and performance are critical to our success in a highly competitive community banking industry, and
▪	To provide a reasonable, fair and competitive level of base compensation to our executives in relation to their roles and responsibilities.

Executive base salaries are generally reviewed by the committee annually and modified, where appropriate, to support the achievement of this component’s goals and objectives as stated above.  The committee utilizes outside resources, in part, to ascertain the appropriate level of base salary for each of the named executive officers given their specified role within the Company.  Such outside sources may include role-based compensation surveys published for the banking industry by one or more qualified, independent resources.  The committee is also cognizant of the salaries paid by other financial services companies within our market area with which we compete for executives.  The committee also evaluates the effectiveness with which the executive has performed their specific role in considering any modification to an executive’s level of base salary.  The committee is solely responsible for evaluating the performance of the Chief Executive Officer and the President and Chief Operating Officer.  However, the committee considers the feedback of the Chief Executive Officer and the President and Chief Operating Officer in their evaluation of performance of the two remaining named executive officers.

Performance-Based Incentive Compensation.  Performance-based incentive compensation generally represents remuneration for an executive’s contribution toward the achievement of specific goals and objectives outlined in the Company’s business plan.  Toward this end, the committee has established and maintains the Management Incentive Plan (“MIP”) which is the primary source of short-term incentive compensation payable to the eligible named executive officers.  MIP compensation is generally paid annually based upon fiscal year performance.

In relation to the goals and objectives of the executive compensation program, the MIP serves three primary purposes:

▪	To provide meaningful and significant financial incentives to executives to achieve our stated business plan goals and objectives,
▪	To reward executives for corporate performance that exceeds our business plan goals and objectives, and
▪	To reward executives for individual job performance that exceeds the requirements and expectations of their roles and responsibilities.

A named executive officer’s participation in the MIP is determined annually by the committee during the initial phase of the MIP administration cycle described below.  Eligibility to participate in the MIP is largely determined based upon the executive’s corporate role and responsibilities and their resulting influence on, and contribution to, our success as measured by the MIP.

The MIP is generally administered by the committee on an annual cycle.  The administration process begins with the completion of the business plan and budgeting process for the current fiscal year.  Once that process is complete, the committee establishes the “MIP basis” upon which each eligible executive’s potential incentive compensation for that year is based, representing the targeted incentive award amount for the executive.  Generally, the MIP basis is calculated as a percentage of an executive’s base salary.  The committee then establishes specific performance targets for each executive based upon the corporate goals and objectives outlined in our updated business plan and budget as well as targets relating to individual job performance.  Performance targets may include both quantitative and qualitative factors which are established for the executive based upon their specific role and responsibilities within the Company.  Quantitative factors are based upon measurable, numerical values while qualitative factors utilize numerical scalars to measure performance for certain non-quantifiable targets.  These factors are then “weighted” by the committee in relation to one another to reflect the strategic priorities of our business plan.  Such “weightings” determine the pro-rata allocation of the MIP basis by factor for each eligible executive.

Committee members and executives monitor corporate and individual performance throughout the year in relation to the levels targeted for each applicable factor.  Upon completion of the fiscal year, the committee measures actual performance for each executive’s factors against the targeted levels.  With regard to qualitative factors, the committee is solely responsible for measuring the performance of the Chief Executive Officer and the President and Chief Operating Officer.  However, the committee may consider the feedback of the Chief Executive Officer and the President and Chief Operating Officer in measuring the performance of the other eligible named executive officers in relation to applicable qualitative factors.

Subject to certain performance caps and floors established by the committee, the degree to which each measured factor meets, exceeds or falls below the targeted level determines the percentage of the MIP basis earned by the executive for that factor.  The compensation earned by the executive through the MIP for all applicable factors determines their total incentive compensation for the fiscal year.

The incentive compensation earned by each of the eligible executive officers for fiscal 2008 is reported in the Summary Compensation Table below.

Equity-Based Compensation.  As utilized within executive compensation program, equity-based compensation represents non-cash remuneration earned by executives in the form of restricted shares of the Company’s stock and stock options on Company shares.  The Company has implemented two sets of restricted stock (“RSP”) and stock option “(SOP”) plans.  The first set of plans was approved by shareholders in January 2005 through which up to 208,295 restricted shares and 694,315 stock options were approved for award to employees and directors.  The number of restricted shares and options for this first set of plans reflects an adjustment for the exchange of minority offering shares during the Company’s second step conversion.  The second set of plans received shareholder approval in May 2006 through which up to a total of 358,484 restricted shares and 722,633 options were approved for award to employees and directors.

Of the 566,779 restricted shares made available through the Company’s equity-based compensation plans, a total of 327,909 or 57.9% were awarded to the named executive officers.  Similarly, of the 1,416,948 stock options made available through the Company’s plans, a total of 788,528 or 55.6% were awarded to the named executive officers.  The remaining number of available restricted shares and stock options were awarded to outside directors and other officers.  Each award of restricted stock or stock options was granted subject to a five year vesting period with 20% of such shares or options vesting annually commencing on the first anniversary date of each award.  The exercise price of all stock options awarded was based upon the closing share value of the Company’s stock on the date of grant.

In relation to the goals and objectives of the executive compensation program, the Company’s equity-based compensation plans serve two primary purposes:

▪	To align the financial interests of our executives with those of its shareholders toward the shared goal of growth in shareholder value, and
▪	To attract and retain talented and experienced executives whose knowledge, skills and performance are critical to our success in a highly competitive community banking industry.

The committee has awarded restricted shares and stock options from the two sets of plans noted above to each of the named executive officers.  The number of restricted shares and stock options awarded to each executive was determined by the committee, in part, based upon the executive’s corporate role and responsibilities and their individual contribution to the Company’s strategic achievements during their employment to date.  The number of RSP and SOP awards granted to executives also reflects the comparative level of employment retention incentive established by the committee for each executive.

Retirement Benefits.    The Company maintains two forms of retirement benefits in which substantially all employees, including the named executive officers, are eligible to participate.  These benefits include the Company’s Employee Stock Ownership Plan (“ESOP”) and the Bank’s 401(k) profit sharing plan (“401(k) plan”).  Additionally, our executive compensation program includes a supplemental executive retirement plan, in which each of the named executive officers participates.  The terms of the supplemental executive retirement plan are established within Executive Salary Continuation Agreements (“SERP agreements”) between the Bank and each of the named executive officers.  In all cases, the compensation received by employees through these plans is income tax deferred and the benefits relating to these plans are subject to vesting.

ESOP.  The ESOP was initially established as part of the Company’s minority stock offering in October 2003 and then substantially augmented through its second step conversion in October 2005.  Through these transactions, the ESOP borrowed from the Company the funds necessary to purchase a total of 1,133,571 shares of the Company’s stock.   Shares issued to the ESOP are allocated to eligible participants as of the end of each calendar year based on principal and interest repayments made by the ESOP on the loan from the Company.  The loan is secured by the Company shares purchased with the loan proceeds and is being repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on the ESOP’s assets.  Principal and interest payments are scheduled to occur over a twenty-year period.

401(k) Plan.  The 401(k) plan is designed to provide tax deferred retirement savings and income to eligible employees.  Prior to the augmentation of the ESOP through the Company’s second step conversion, the Bank had made annual, discretionary “profit sharing” contributions to this plan.  However, such contributions to the plan were discontinued after the ESOP was augmented.  As such, Bank contributions in recent years have been limited to the 401(k) component of the plan.  Through this component, the Bank provides a “defined contribution” into each participant’s 401(k) account that matches up to 50% of the first six percent of the wages and salaries that are contributed by the employee into the plan.  Investments held by the 401(k) include a variety of mutual funds and other managed accounts including one fund comprised entirely of the Company’s stock.

SERP Agreements.  The SERP agreements are intended to provide “defined benefit” retirement income to the named executive officers to augment that provided through the Company’s other plans and outside resources such as Social Security.  Benefits under the SERP agreements are calculated as a percentage of an executive’s average base salary during the years immediately preceding retirement with post-retirement benefits paid in equal monthly installments until the death of the participant.

The Bank has purchased bank-owned life insurance policies on each of the named executive officers to provide income in the form of growth in each policy’s cash surrender values over time to offset the costs of the SERP agreements.  Additionally, these policies provide a form of life insurance benefit under the terms of a Life Insurance Endorsement Method Split Dollar Plan Agreement between the named executive officer and the Bank.  This agreement provides for the payment of the value of the expected SERP agreement benefit to the named executive officer’s designated beneficiaries in the event of the named executive officer’s death.

In relation to the goals and objectives of the executive compensation program, the ESOP, 401(k) plan and SERP benefits included in our executive compensation program serve two primary purposes:

▪	To provide a reasonable, fair and competitive level of retirement compensation to our executives in relation to their roles and responsibilities, and
▪	To attract and retain talented and experienced executives whose knowledge, skills and performance are critical to our success in a highly competitive community banking industry.

Each of the named executive officers participates in the ESOP.  All employees share ratably in the number of ESOP shares allocated annually.  The number of shares allocated to any eligible employee, including the named executive officers, is based upon their annual wages and salaries in relation to that of all eligible participants, subject to certain caps for highly compensated employees.  Such caps currently limit the number of shares allocated annually to the Chief Executive Officer and President & Chief Operating Officer. Similarly, each of the named executive officers also participates in the 401(k) plan.

As noted above, the Bank has entered into SERP agreements that provide for supplemental retirement benefits to each of the named executive officers.  The SERP agreements for Mr. Kliminski and Mr. Heyer were executed in December 2002.  Ms. Bringuier’s SERP agreement was executed in April 2003.  The SERP agreement for Mr. Kowal, who joined the institution in March 2005, was executed in December 2006.

Within each of the SERP agreements, the key variable in determining the level of an executive’s supplemental retirement benefit is the percentage of average base salary that will be paid to the executive as a post-retirement benefit.  In determining the appropriate percentage for each executive, the committee considered the aggregate amount of post-retirement income which the executive would be forecasted to receive through their employment with the Company assuming continuation of their current role and responsibilities.  The committee considered such sources of retirement income to include SERP agreement payments, distributions from the 401(k) plan, distributions from the ESOP as well as payments received by the executive though Social Security.  The aggregated level of expected post retirement income was then evaluated by the committee in relation to the projected level of the executive’s base salary at retirement.  The level of SERP agreement benefit was generally targeted to provide an aggregate level of post-retirement income in approximate ranges of projected pre-retirement base salary of 65% to 75% for Mr. Kliminski and Mr. Kowal, 55% to 65% for Mr. Heyer and 45% to 55% for Ms. Bringuier.

Based on these considerations, the percentage of each executive’s average base salary to be paid as a SERP agreement benefit was established as follows:  Mr. Kliminski - 50%, Mr. Kowal - 45%, Mr. Heyer - 40%, and Ms. Bringuier - 30%.  The average base salary providing the basis of the post-retirement SERP agreement benefit is defined within the applicable SERP agreements as the average of the three highest years’ base salaries during the five years immediately preceding the executive’s retirement.

Health Care and Life & Long Term Disability Insurance Benefits. Health care benefits are a form of non-cash compensation designed to cover a significant portion of the costs of providing health care protection to employees.  We maintain a program of health care benefits covering medical, dental and vision benefits that are available to substantially all employees.  We also maintain programs through which we provide life and long term disability insurance to substantially all employees.

In relation to the goals and objectives of the executive compensation program, the health care and other insurance benefits included in our executive compensation program serve two primary purposes:

▪	To attract and retain talented and experienced executives whose knowledge, skills and performance are critical to our success in a highly competitive community banking industry, and
▪	To provide a reasonable, fair and competitive level of current compensation to our executives in relation to their roles and responsibilities.

We generally provide health care and long term disability insurance benefits to each of the named executive officers through the same plans providing such coverage to other employees. Like all employees, executives are able to select from the applicable level of health care coverage that protects the individual employee and, where elected by the executive, their dependents.  The level of dependent coverage determines the amount of mandatory contribution that is made by the executive through a payroll deduction to partially defray our cost of providing such coverage.

In the event that an employee were to incur a long term disability that prevented active employment, our disability insurance generally compensates the employee at 60% of their base salary through their normal retirement age as defined by the Social Security.  Such protection is currently capped at $10,000 per month.  Consequently, based upon their current base salaries, Mr. Heyer and Ms. Bringuier’s long term disability protection is currently limited to $120,000 per year.  The employment agreements for Mr. Kliminski and Mr. Kowal each contain provisions for supplemental long term disability compensation to be paid directly by the Bank during the remaining term of their respective contracts.  Thereafter, Mr. Kliminski’s and Mr. Kowal’s long term disability compensation would be similarly capped at $120,000 per year.

We also provide life insurance benefits to the named executive officers.  This benefit is provided through separate coverage than that provided to other employees.  Specifically, in accordance with the terms of an Executive Life Insurance Agreement executed with the Bank, each named executive officer is provided with life insurance protection equivalent to 300% of the executive’s highest annual base salary in effect during the three calendar years preceding their death.  The Bank has purchased bank-owned life insurance policies on each of the named executive officers through which this coverage is provided.

Because of the Company’s use of bank-owned life insurance to provide this benefit to its executives, there are no recurring premiums paid by the Bank to maintain this coverage.  However, the underlying value of insurance benefit provided to each executive officer is included in their annual taxable income.  This amount for each executive is reported in the Summary Compensation table below.

Perquisites. We limit our provision of executive perquisites to the Chief Executive Officer and the President and Chief Operating Officer.  Specifically, we lease automobiles for Mr. Kliminski and Mr. Kowal for their use in support of Company business.  Our cost of leasing the automobiles for Mr. Kliminski and Mr. Kowal for fiscal 2008 was approximately $7,200 and $12,400 respectively.  The automobiles are also available for each executive’s personal use.

We also pay for Mr. Kliminski’s country club membership, which is used to support the building of business relationships and support our community involvement. The cost of maintaining Mr. Kliminski’s club membership during fiscal 2008 was approximately $7,800.

Employment Agreements. The manner in which we implement the compensation components outlined above may be supported by one or more agreements executed between the Company or the Bank and the named executive officers.  In particular, the Bank has executed individual employment agreements under which it specifically outlines the terms of employment of each of the named executive officers.

In relation to the goals and objectives of the executive compensation program, the employment agreements included in the program serve two primary purposes:

▪	To attract and retain talented and experienced executives whose knowledge, skills and performance are critical to our success in a highly competitive community banking industry, and
▪	To provide a reasonable, fair and competitive level of current compensation to our executives in relation to their roles and responsibilities.

Employment agreements achieve these purposes by codifying our level of commitment and assurance to honor and protect the terms of the executive’s employment, while providing appropriate remuneration for potential changes thereto, in return for the executive’s commitment and assurance of continued service to us.

The Bank has entered into employment agreements with Mr. Kliminski, Mr. Kowal, Mr. Heyer and Ms. Bringuier.  The agreements with Mr. Kliminski and Mr. Kowal each have terms of three years while Mr. Heyer’s and Ms. Bringuier’s agreements each have terms of one year.  Each of the agreements provides for an annual one-year extension of its terms upon determination by the committee that the executive’s performance has met the requirements and the standards of the Board of Directors such that the remaining term of the agreement is reset to three years for Mr. Kliminski’s and Mr. Kowal’s agreements and one year for Mr. Heyer’s and Ms. Bringuier’s agreements.

As discussed in the more detailed description of the employment agreements that appears following the Grants of Plan-Based Awards table below, each of the employment agreements provides for certain payments and benefits if the executive’s employment is terminated under certain scenarios, including, but not limited to, following a change in control of the Company.  The employment agreements thus requires a “double trigger” in order for any payments or benefits under the agreements to be provided to Mr. Kliminski, Mr. Kowal, Mr. Heyer or Ms. Bringuier following a change in control.  In other words, both a change in control and an involuntary termination of employment (which includes a voluntary termination by the executive following a material reduction in his or her duties, responsibilities or benefits) must occur. The purpose of providing the change in control payments and benefits is to attract and retain top level executives of the highest caliber and mitigate the risk to these executives that their employment will be involuntarily terminated in the event the Company is acquired.  At the same time, the mere sale of the Company will not automatically trigger a payout, as our intention is to induce the executive to remain employed following a change in control so long as the acquiring company so desires without a material reduction in the executive’s duties, responsibilities or benefits.

Program Oversight and Administration.  The committee’s program oversight and administration activities are generally conducted annually during the first fiscal quarter ending December 31 although such activities may be performed throughout the year as required by the committee to achieve program objectives.  Through these activities, the committee reviews the executive compensation program to ensure that each of its individual components are functioning individually and collectively in a manner that supports the stated objectives of the program.  Where appropriate, both the structure and terms of the individual components, and the named executive officers eligible to participate in each, are adjusted to support the program’s overall goals and objectives.

The following discussion reviews the primary oversight and administration activities conducted by the committee for each applicable component of the executive compensation program as they related to the compensation of named executive officers during fiscal 2008.

Base Salary.  The committee conducted its annual review and reassessment of executive base salaries during the quarter ended December 31, 2007.  The committee’s activities included the review of executive compensation information provided through a number of independent sources with the greatest emphasis placed on that provided by SNL Financial and L.R. Webber & Associates, Inc.  Through these sources the committee compared, where available, the level of comparable compensation based upon each named executive officer’s functional role or title for similar institutions based on asset size, geography and form of ownership.

Next, the committee qualitatively reviewed the manner in which each executive performed their individual job functions in relation to the Board of Directors standards and requirements for the executive’s role and responsibilities within the Company.  Of particular importance to the committee was each executive’s individual demonstrable role and influence on achieving the specific goals and objectives of the Company’s business plan including, in particular, those relating to growth in commercial lending, de novo branch expansion, growth in core deposits and capital management.

Finally, the committee also considered the level of each executive’s base salary in relation to the total compensation earned by the executive including, in particular, the level of equity-based and retirement compensation currently earned by each executive.  Of particular importance to the committee was the level of current expense associated with the aggregate level of each executive’s compensation in relation to the near-term net income projected in our updated business plan and budget.

In summary, the committee was generally satisfied that the level of base salary for Mr. Kliminski, Mr. Kowal, Mr. Heyer and Ms. Bringuier remained reasonable based on the information considered by the committee.  However, the committee acknowledged the individual and collaborative efforts of Mr. Kowal, Mr. Heyer and Ms. Bringuier to successfully achieve the goals and objectives of the Company’s business plan.  As such, the committee increased the base salaries of Mr. Kowal, Mr. Heyer and Ms. Bringuier for calendar year 2008 from the levels paid in calendar year 2007.  For those comparative periods, Mr. Kowal’s base salary was increased to $258,750 from $225,000 while Mr. Heyer’s base salary was increased to $165,328 from $155,328 and Ms. Bringuier’s base salary was increased to $151,630from $144,130.  Mr. Kliminski’s base salary remained unchanged at $258,750 for those same comparative periods.  Additionally, Mr. Heyer and Ms. Bringuier began to receive monthly automobile allowances of $400 each during fiscal 2008.

Performance-Based Incentive Compensation.  For fiscal 2008, the committee identified Mr. Kowal, Mr. Heyer and Ms. Bringuier as eligible participants in the MIP.  The committee established ten percent of each executive’s base salary as the MIP basis, or the targeted incentive award level for each executive, with twenty percent of each executive’s base salary as the maximum award level.  Next, based upon our updated business plan and budget, the committee established quantitative and qualitative performance targets to be used in each executive’s MIP calculation for fiscal 2008.  These performance targets were selected and “weighted” in relation to one another based upon the expected long term earnings impact and strategic value to the Company and each executive’s specific role and responsibilities within the Company.

Quantitative loan-related targets utilized in the 2008 MIP primarily included those relating to the origination of commercial loans, including multifamily and nonresidential real estate loans, construction loans and business loans,  as well as one-to four-family mortgages, including first mortgage loans, home equity loans and home equity lines of credit.  Quantitative deposit-related targets primarily included those relating to net growth in noninterest-bearing checking account balances, net growth interest-bearing checking account balances and net growth in savings account balances.  Finally, the committee generally increased the impact of targeted net income as a specific quantitative factors used in the 2008 MIP.  The increased focus on net income as a quantitative target of the MIP emphasized the committee’s expected improvement in fiscal 2008 earnings versus that reported for fiscal 2007 when net income was detrimentally impacted by the execution of the branching strategies outlined in our business plan.

Finally, qualitative performance targets were established based on applicable non-quantifiable criteria designed to support the achievement of goals and objectives of our updated business plan and budget.  These performance targets were similarly based upon each executive’s specific role and responsibilities within the Company and included criteria relating to asset quality, capital management, risk management and internal control and regulatory compliance including community support and reinvestment.

The table on the following page summarizes the total MIP compensation earned by each named executive officer during fiscal 2008 and the allocation of such compensation based upon the key performance targets and their respective weightings as determined by the committee.  As described above under “Components of Executive Compensation—Performance-Based Incentive Compensation,” the quantitative performance factors were based on objectively measurable numerical values while the qualitative performance factors were based on a subjective assessment by the committee, utilizing a numerical scale to rate performance under each qualitative factor.

Executive	MIP Basis (%)		MIP Basis ($)		MIP Earned ($)
Performance Factor	Factor Weight (%)	2008 Target Performance by Factor ($ 000’s)	MIP Basis by Factor ($)	2008 Actual Performance by Factor ($ 000’s)	MIP Earned by Factor ($)

Fred G. Kowal	10%		25,875		29,795
Quantitative Factors
Net Income	25%	675,948	6,469	1,228,004	11,708
Commercial Loan Origination	45%	91,500,000	11,644	69,263,000	11,683
1-4 Family Mortgage Loan Origination	15%	49,982,480	3,881	52,681,841	4,075
Checking & Savings Deposit Growth	10%	9,513,892	2,588	(45,092,425)	-
Qualitative Factors
Asset Quality	5%		1,293		2,329

Eric B. Heyer	10%		16,533		20,451
Quantitative Factors
Net Income	20%	675,948	3,307	1,228,004	5,985
Commercial Loan Origination	20%	91,500,000	3,307	69,263,000	2,480
1-4 Family Mortgage Loan Origination	10%	49,982,480	1,653	52,681,841	1,736
Checking & Savings Deposit Growth	10%	9,513,892	1,653	(45,092,425)	-
Qualitative Factors
Financial Planning, Reporting & Analysis	5%		827		1,488
Risk Management & Internal Control	5%		827		1,157
Capital Management	20%		3,307		5,952
Regulatory Examination & Compliance	10%		1,652		1,653

Catherine M. Bringuier	10%		15,163		18,567
Quantitative Factors
Net Income	20%	675,948	3,033	1,228,004	5,489
Commercial Loan Origination	15%	91,500,000	2,275	69,263,000	1,706
1-4 Family Mortgage Loan Origination	50%	49,982,480	7,581	52,681,841	7,581
Qualitative Factors
Risk Management & Internal Control	5%		758		1,365
Asset Quality	5%		758		1,365
Regulatory Examination & Compliance	5%		758		1,061

Equity-Based Compensation.   Based upon the review of the equity-based compensation plans, the committee was satisfied that the structure and level of equity-based compensation met the stated goals and objectives of the program.  As such, the committee made no other changes to the equity-based compensation component of the program during fiscal 2008.

Retirement Benefits.  Based upon the review of the various components of retirement compensation, the committee was satisfied that the structure and level of such compensation met stated goals and objectives of the program.  As such, the committee made no changes to the retirement benefit component of the program during fiscal 2008.

Health Care and Life & Long Term Disability Insurance Benefits. Based upon the review of the health care and insurance benefits provided to named executive officers, the committee was satisfied that the structure and level of such compensation met stated goals and objectives of the program.  As such, the committee made no changes to the health care and insurance benefit component of the program during fiscal 2008.

Perquisites.  Based upon the review of the limited perquisites provided to the eligible named executive officers, the committee was satisfied that the nature and level of such perquisites met stated goals and objectives of the program.  As such, the committee made no changes to such perquisites component of the program during fiscal 2008.

Employment Agreements.  Based upon the committee’s review of each executive’s performance of their role and the manner in which each executive executed and fulfilled their responsibilities in relation to the requirements of the Board of Director during fiscal 2008, the Bank extended the term of the employment agreements for Mr. Kliminski, Mr. Kowal, Mr. Heyer and Ms. Bringuier for an additional twelve month period.

Additionally, the committee’s program administration activities during fiscal 2008 also included modifying the applicable employment and benefit plan agreements where required by newly-implemented Internal Revenue Service regulations.

Accounting and Income Tax Considerations.  Based upon our executive compensation program, the accounting and income tax treatment of compensation has generally not been a factor in determining the forms and amounts of compensation for our executive officers.  However, the committee and management have considered the accounting and income tax impact of program components and the compensation paid to each executive within each component and in the aggregate.

Internal Revenue Code Section 162(m).  Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction for compensation paid to any “covered employee” (defined, per the guidance of the Internal Revenue Service, as the principal executive officer and the three other most highly compensated officers named in the Summary Compensation Table) in excess of $1.0 million per year, to the extent such compensation is not “performance-based compensation” under a plan approved by shareholders.  The committee reviews and considers the potential consequences of Section 162(m) to the Company.  Based upon the Company’s current executive compensation program, the Company has no individuals with non-performance based compensation paid in excess of the Internal Revenue Code 162(m) tax deduction limit.  However, the Company reserves the right to use our discretion judgment to authorize compensation to any employee that does not comply with the Section 162(m) exemptions for compensation that we believe is appropriate.

Internal Revenue Code Section 280G.  Section 280G of the Internal Revenue Code provides that severance payments that equal or exceed three times the individual’s base amount are deemed to be “excess parachute payments” if they are conditioned upon a change of control.  Individuals receiving parachute payments in excess of the three times their base amount are subject to a 20% excise tax on the amount of the excess payments.  If excess parachute payments are made, the Company would not be entitled to deduct the amount of the excess payments.  Each employment agreement provides that severance and other payments that are subject to a change of control will be reduced as much as necessary to ensure that no amounts payable to the executive will be considered excess parachute payments.

Summary Compensation Table

The following table sets forth information concerning the compensation paid to or earned by the named executive officers for 2008:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)		Total Compensation ($)

Joseph Kliminski, Chief Executive Officer	2008	258,750	---	249,223	128,637	---	281,508	74,236	(6)	992,354
	2007	258,750	---	249,223	128,637	22,605	212,310	75,735	(6)	947,260
Fred G. Kowal, President and Chief Operating Officer	2008	258,750	---	196,071	75,613	29,795	71,997	51,755	(7)	683,981
	2007	225,000	---	193,599	74,217	23,256	43,330	52,208	(7)	611,610
Eric B. Heyer, Senior Vice President and Chief Financial Officer	2008	165,328	---	113,539	58,354	20,451	13,371	35,342	(8)	406,385
	2007	155,328	---	113,359	58,354	16,055	11,429	35,785	(8)	390,490

Catherine M. Bringuier, Senior Vice President and Chief Lending	2008	151,630	---	105,303	55,298	18,567	11,241	33,380	(9)	375,419
Officer	2007	144,130	---	105,303	55,298	10,051	10,393	32,707	(9)	357,882

_____________________

(1)	Bonus amounts are reported under the “Non-Equity Incentive Plan Compensation” column.
(2)
Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal years ended September 30, 2008 and 2007, respectively, in accordance with FAS 123R, of restricted stock granted to the named executive officers (disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions, and thus may include amounts from awards made in and prior to fiscal 2008).  The assumptions used in the calculation of this amount are included in Note 11 of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed with the Securities and Exchange Commission.

(3)
Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal years ended September 30, 2008 and 2007, respectively, in accordance with FAS 123R, of stock options granted to the named executive officer (disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions, and thus may include amounts from awards made in and prior to fiscal 2008).  The assumptions used in the calculation of these amounts are included in Note 11 of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal years ended September 30, 2008 and 2007, respectively, filed with the Securities and Exchange Commission.

(4)	Represents incentive bonus amounts awarded for performance in fiscal 2008 and 2007, respectively, under the Management Incentive Plan.
(5)
Represents the change during fiscal 2008 and 2007, respectively, in the actuarial present value of the named executive officer’s accumulated benefit under the Company’s supplemental executive retirement plan.  The assumptions used for this calculation were the same as those used for the calculation of the present value of accumulated benefit in the table under “Pension Benefits.”

(6)
For Mr. Kliminski, the amounts reported for 2008 and 2007 under the All Other Compensation column consists of the following: personal use of Bank-leased automobile valued at $4,001 and $5,961, respectively; country club dues paid on Mr. Kliminski’s behalf of $7,821 and $7,751, respectively; life insurance premiums paid on Mr. Kliminski’s behalf valued at $14,909 and $13,397, respectively; employer matching contributions under the Bank’s 401(k) profit sharing plan of $6,269 and $6,552, respectively; and allocation of shares under the ESOP, based on the closing price of the Company’s common stock on September 30, 2008 and 2007, of $41,236 and $42,074, respectively.

(7)
For Mr. Kowal, the amounts reported for 2008 and 2007 under the All Other Compensation column consists of the following: personal use of Bank-leased automobile valued at $5,917 and $5,715, respectively; life insurance premiums paid on Mr. Kowal’s behalf valued at $969 and $899, respectively; employer matching contributions under the Bank’s 401(k) profit sharing plan of $3,635 and $3,635, respectively; and allocation of shares under the ESOP, based on the closing price of the Company’s common stock on September 30, 2008 and 2007, of $41,234 and $41,959, respectively.

(8)
For Mr. Heyer, the amounts reported for 2008 and 2007 under the All Other Compensation column consists of the following: life insurance premiums paid on Mr. Heyer’s behalf valued at $1,734 and $1,617, respectively; employer matching contributions under the Bank’s 401(k) profit sharing plan of $5,141 and $4,481, respectively; and allocation of shares under the ESOP, based on the closing price of the Company’s common stock on September 30, 2008 and 2007, of $28,467 and $29,687, respectively.

(9)
For Ms. Bringuier, the amounts reported for 2008 and 2007 under the All Other Compensation column consists of the following: life insurance premiums paid on Ms. Bringuier’s behalf valued at $2,807 and $834, respectively; employer matching contributions under the Bank’s 401(k) profit sharing plan of $4,158 and $4,324, respectively; and allocation of shares under the ESOP, based on the closing price of the Company’s common stock on September 30, 2008 and 2007, of $26,415 and $27,549, respectively.

Grants of Plan-Based Awards

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($) (1)	Target ($) (1)	Maximum ($) (1)	Threshold ($)	Target ($)	Maximum ($)			Exercise Price of Option Awards ($/Sh)

Joseph Kliminski	n/a	---	---	---	---	---	---	---	---	---	---

Fred G. Kowal	n/a	---	25,875	51,750	---	---	---	---	---	---	---

Eric B. Heyer	n/a	---	16,533	33,066	---	---	---	---	---	---	---

Catherine M. Bringuier	n/a	---	15,163	30,326	---	---	---	---	---	---	---

______________
(1)
For each named executive officer, represents the threshold (i.e. lowest), target and maximum amounts that were potentially payable for fiscal 2008 under the Company’s Management Incentive Plan.  The actual amounts earned under these awards for fiscal 2008 are reflected in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.  For additional information regarding the Management Incentive Plan, see “Compensation Discussion and Analysis—Performance-Based Incentive Compensation.”

Employment Agreements

The Bank has employment agreements with each of Mr. Kliminski, Mr. Kowal, Mr. Heyer and Ms. Bringuier.  Mr. Kliminski’s and Mr. Kowal’s employment agreements have terms of three years, while Mr. Heyer’s and Ms. Bringuier’s agreements have terms of one year. Each of the agreements provides for an annual one-year extension of the term of the agreement upon determination of the Board of Directors that the executive’s performance has met the requirements and standards of the Board, so that the remaining term of the agreement continues to be three years, in the case of Mr. Kliminski and Mr. Kowal, and one year, in the case of Mr. Heyer and Ms. Bringuier.

If the Bank terminates the employment of Mr. Kliminski, Mr. Kowal, Mr. Heyer or Ms. Bringuier without “just cause,” as defined in the agreement, they will be entitled to a continuation of their salary from the date of termination through the remaining term of their agreement (but not less than two years for Mr. Kliminski and one year for Mr. Kowal, Mr. Heyer and Ms. Bringuier), plus the cost of their obtaining health, life, disability and other benefits which they would have been eligible to receive through the salary continuation period, at substantially the same benefit levels being provided on the employment termination date.

Mr. Kliminski’s and Mr. Kowal’s employment agreements provide that if their employment is involuntarily terminated without just cause, or voluntarily terminated following a specified diminution in their duties, responsibilities or benefits, during the term of the agreement following a change in control of the Company or the Bank, or within 24 months following a change in control of the Company or the Bank, they will be entitled to an amount equal to 2.99 times their five-year average annual taxable compensation, subject to reduction to avoid the payment of any “excess parachute payment” under the Internal Revenue Code, payable, at their election, in a lump sum or in monthly installments over a 36-month period.

Mr. Heyer’s and Ms. Bringuier’s employment agreements provide that if their employment is involuntarily terminated without just cause, or voluntarily terminated following a specified diminution in their duties, responsibilities or benefits, during the term of the agreement following a change in control of the Company or the Bank, or within 12 months following a change in control of the Company or the Bank, they will be entitled to an amount equal to 2.00 times their five-year average annual taxable compensation, subject to reduction to avoid the payment of any “excess parachute payment” under the Internal Revenue Code, payable, at their election, in a lump sum or in monthly installments over a 24-month period. See “Potential Payments Upon Termination of Employment.”

Outstanding Equity Awards At September 30, 2008

The following table provides information regarding each unexercised stock option and unvested restricted stock award held by each of the named executive officers as of September 30, 2008:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Joseph	98,937 (1)	65,962 (1)	---	6.80	01/20/15	19,996(4)	205,959	---	---
Kliminski	63,591(2)	95,388(2)	---	11.49	05/23/16	47,321(5)	487,406	---	---

Fred G. Kowal	63,591(2)	95,388(2)	---	11.49	05/23/16	47,321(5)	487,406	---	---
	3,818(3)	15,276(3)	---	11.87	12/19/16	5,000(6)	51,500	---	---

Eric B. Heyer	44,781 (1)	29,858(1)	---	6.80	01/20/15	9,166(4)	94,410	---	---
	28,904(2)	43,358(2)	---	11.49	05/23/16	21,510(5)	221,553	---	---

Catherine M.	44,781(1)	29,858(1)	---	6.80	01/20/15	9,166(4)	94,410	---	---
Bringuier	26,014(2)	39,023(2)	---	11.49	05/23/16	19,359(5)	199,398	---	---

_____________
(1)	Vesting schedule of option is as follows: 20% on each of January 20, 2006, 2007, 2008, 2009 and 2010.
(2)	Vesting schedule of option is as follows: 20% on each of May 23, 2007, 2008, 2009, 2010 and 2011.
(3)	Vesting schedule of option is as follows: 20% on each of December 19, 2007, 2008, 2009, 2010 and 2011.
(4)	Unvested portion of restricted stock award subject to the following vesting schedule: 20% on each of January 20, 2006, 2007, 2008, 2009 and 2010.
(5)	Unvested portion of restricted stock award subject to the following vesting schedule: 20% on each of May 23, 2007, 2008, 2009, 2010 and 2011.
(6)	Unvested portion of restricted stock award subject to the following vesting schedule: 20% on each of December 19, 2007, 2008 2009, 2010 and 2011.

Option Exercises and Stock Vested

The following table sets forth information about stock options exercised and shares of restricted stock that vested during the fiscal year ended September 30, 2008 with respect to each named executive officer:

	Option Awards		Stock Award
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)

Joseph Kliminski	---	---	25,771	269,896
Fred G. Kowal	---	---	17,022	178,444
Eric B. Heyer	---	---	11,751	123,065
Catherine M. Bringuier	---	---	11,035	115,547
________________
(1)	Represents the value realized upon vesting of restricted stock award, based on the market value of the shares on the vesting date.

Pension Benefits

The Bank maintains a supplemental executive retirement plan in the form of executive salary continuation agreements (“SERP agreements”) with each of the named executive officers.  The SERP agreements provide for a lifetime annual retirement benefit, payable monthly commencing with the first month after the executive’s retirement date (generally the December 31st nearest the executive’s 65th birthday), equal to a specified percentage of the executive’s average base salary based upon the average of the highest  three out of the last five years of employment.  These percentages are 50% for Mr. Kliminski, 45% for Mr. Kowal, 40% for Mr. Heyer and 30% for Ms. Bringuier.

If an executive’s employment with the Bank terminates prior to retirement, either voluntarily by the executive or by the Bank without cause (other than following a change in control to the extent described below), then the executive will receive as severance compensation a lump sum amount equal to the accrued balance of the executive’s liability reserve account multiplied by the executive’s vested percentage.  At September 30, 2008, Mr. Kowal was 70% vested in his account; all of the other named executive officers are 100% vested in their accounts. If an executive’s employment with the Bank terminates due to disability, the executive will be entitled to receive 100% of his or her accrued liability balance at the time of disability, payable at the Bank’s election either in a lump sum or in 15 annual payments with an equivalent present value.  If an executive’s employment with the Bank is terminated within 12 months after a change in control, either involuntarily by the Bank without cause or voluntarily by the executive if a specified diminution in the executive’s duties, responsibilities or benefits occurs, then the executive will be entitled to his or her full retirement benefits under the SERP agreement upon attaining age 65, as if the executive had been continuously employed by the Bank until age 65, subject to reduction to avoid the payment of an “excess parachute payment” under the Internal Revenue Code.  As long as the SERP agreement remains in effect, upon the death of the executive, the executive’s beneficiary will be paid a death benefit under the terms of the Endorsement Method Split Dollar Life Insurance Agreement between the executive the Bank. No benefits are payable under the agreements upon termination for cause.

The following table sets forth information regarding benefits payable to the named executive officers under the SERP agreements:

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Joseph Kliminski	Executive Salary Continuation Agreement	n/a	1,284,004	---
Fred G. Kowal	Executive Salary Continuation Agreement	n/a	603,534	---
Eric B. Heyer	Executive Salary Continuation Agreement	n/a	212,525	---
Catherine M. Bringuier	Executive Salary Continuation Agreement	n/a	156,953	---

The amounts shown for the present value of accumulated benefit, assume an age 65 retirement date, a discount rate of 6.00% and a post-retirement mortality for each named executive as follows: Mr. Kliminski – 15.0 years, Mr. Kowal – 15.0 years, Mr. Heyer – 15.0 years and Ms. Bringuier – 18.2 years.

Potential Payments upon Termination of Employment

The following tables summarize the approximate value of the termination payments and benefits that the named executive officers would have received if their employment had been terminated on September 30, 2008 under the circumstances shown.  The tables exclude (i) amounts accrued through September 30, 2008 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and bonus amounts, (ii) and account balances under the Bank’s 401(k) profit sharing plan and the ESOP.

Joseph Kliminski

Termination Scenario	Salary Continuation Under Employment Agreement	Continuation of Group Health, Life and Disability Insurance Coverage	Supplemental Executive Retirement Benefit	Death Benefit	Disability Benefit	Accelerated Vesting of Stock Options	Accelerated Vesting of Restricted Stock	Payment of 299% of “Base Amount”

If termination for cause occurs	---	---	---	---	---	---	---	---

If voluntary termination (not following a change in control) occurs	---	---	$1,284,004 (1)	---	---	---	---	---

If involuntary termination without cause (not following a change in control) occurs	$582,188 (2)	$33,844 (3)	$1,284,004 (1)	---	---	---	---	---

If involuntary termination without cause, or voluntary termination for specified reasons, occurs following a change in control	---	---	$1,284,004 (9)	---	---	$230,867(4)	$693,365 (5)	$1,273,758 (6)

If termination occurs due to disability	---	---	$1,284,004 (1)	---	$240,000(7)	$230,867 (4)	$693,365 (5)	---

If termination occurs due to death	---	---	$1,038,312 (10)	$776,250 (8)	----	$230,867 (4)	$693,365 (5)	---
____________________________
(1)	Represents the benefit payable to Mr. Kliminski under the circumstances indicated pursuant to his SERP agreement, as described above under “Pension Benefits.”
(2)
Represents the aggregate amount of salary that would continue to be paid to Mr. Kliminski pursuant to his employment agreement from the assumed employment termination date (September 30, 2008) through the last day of the term of his employment agreement (December 31, 2010).

(3)	Represents the estimated approximate cost to the Company of Mr. Kliminski obtaining continued health, life and disability insurance benefits pursuant to his employment agreement.
(4)
Represents the value of acceleration of unvested stock options, based on the closing price of the Company’s common stock on September 30, 2008 ($10.30) and the exercise prices of the options.  All unvested options vest upon a change in control, regardless of Mr. Kliminski’s employment status.

(5)
Represents the value of acceleration of unvested restricted stock, based on the closing price of the Company’s common stock on September 30, 2008 ($10.30).  All unvested shares of restricted stock vest upon a change in control, regardless of Mr. Kliminski’s employment status.

(6)
Mr. Kliminski’s employment agreement provides that if his employment is involuntarily terminated without just cause, or voluntarily terminated following a specified diminution in his duties, responsibilities or benefits, during the term of the agreement following a change in control of the Company or the Bank, or within 24 months following a change in control of the Company or the Bank, he will be entitled to an amount equal to 2.99 times his “base amount” (defined generally in the Internal Revenue Code as his five-year average annual taxable compensation), subject to reduction to avoid the payment of any “excess parachute payment” under the Internal Revenue Code, payable, at his election, in a lump sum or in monthly installments over a 36-month period.

(7)
Represents disability benefit payments to Mr. Kliminski under the Bank’s disability insurance benefit plan plus any supplemental disability payments, if applicable, paid in accordance with his employment agreement.

(8)	Represents supplemental life insurance benefit under Mr. Kliminski’s Executive Life Insurance Agreement with the Bank.
(9)
Represents the discounted present value of the estimated post-retirement payments to be paid to Mr. Kliminski beginning at age 65 under the circumstances indicated pursuant to his SERP agreement, as described above under “Pension Benefits.”   As discussed under “Pension Benefits,” the amount payable to Mr. Kliminski under the change in control scenario is subject to reduction to the extent necessary to avoid the payment of any “excess parachute payments” under the Internal Revenue Code.

(10)	Represents the life insurance benefit paid under Mr. Kliminski’s Life Insurance Endorsement Method Split Dollar Plan Agreement with the Bank associated with his SERP agreement.

Fred G. Kowal

Termination Scenario	Salary Continuation Under Employment Agreement	Continuation of Group Health, Life and Disability Insurance Coverage	Supplemental Executive Retirement Benefit	Death Benefit	Disability Benefit	Accelerated Vesting of Stock Options	Accelerated Vesting of Restricted Stock	Payment of 299% of “Base Amount”

If termination for cause occurs	---	---	---	---	---	---	---	---

If voluntary termination (not following a change in control) occurs	---	---	$80,730 (1)	---	---	---	---	---

If involuntary termination without cause (not following a change in control) occurs	$582,188 (2)	$43,713 (3)	$80,730 (1)	---	---	---	---	---

If involuntary termination without cause, or voluntary termination for specified reasons, occurs following a change in control	---	---	$603,534 (9)	---	---	$0(4)	$538,906 (5)	$1,006,567 (6)

If termination occurs due to disability	---	---	$115,328 (1)	---	$468,984(7)	$0 (4)	$538,906 (5)	---

If termination occurs due to death	---	---	$1,244,531 (10)	$776,250 (8)	----	$0 (4)	$538,906 (5)	---
____________________________
(1)	Represents the benefit payable to Mr. Kowal under the circumstances indicated pursuant to his SERP agreement, as described above under “Pension Benefits.”
(2)
Represents the aggregate amount of salary that would continue to be paid to Mr. Kowal pursuant to his employment agreement from the assumed employment termination date (September 30, 2008) through the last day of the term of his employment agreement (December 31, 2010).

(3)	Represents the estimated approximate cost to the Company of Mr. Kowal obtaining continued health, life and disability insurance benefits pursuant to his employment agreement.
(4)	Because the exercise prices of Mr. Kowal’s options are greater than the market price of the Company’s common stock on September 30, 2008 ($10.30), no acceleration value is shown.
(5)
Represents the value of acceleration of unvested restricted stock, based on the closing price of the Company’s common stock on September 30, 2008 ($10.30).  All unvested shares of restricted stock vest upon a change in control, regardless of Mr. Kowal’s employment status.

(6)
Mr. Kowal’s employment agreement provides that if his employment is involuntarily terminated without just cause, or voluntarily terminated following a specified diminution in his duties, responsibilities or benefits, during the term of the agreement following a change in control of the Company or the Bank, or within 24 months following a change in control of the Company or the Bank, he will be entitled to an amount equal to 2.99 times his “base amount” (defined generally in the Internal Revenue Code as his five-year average annual taxable compensation), subject to reduction to avoid the payment of any “excess parachute payment” under the Internal Revenue Code, payable, at his election, in a lump sum or in monthly installments over a 36-month period.

(7)
Represents disability benefit payments to Mr. Kowal under the Bank’s disability insurance benefit plan plus any supplemental disability payments, if applicable, paid in accordance with his employment agreement.

(8)	Represents supplemental life insurance benefit under Mr. Kowal’s Executive Life Insurance Agreement with the Bank.
(9)
Represents the discounted present value of the estimated post-retirement payments to be paid to Mr. Kowal beginning at age 65 under the circumstances indicated pursuant to his SERP agreement, as described above under “Pension Benefits.”   As discussed under “Pension Benefits,” the amount payable to Mr. Kowal under the change in control scenario is subject to reduction to the extent necessary to avoid the payment of any “excess parachute payments” under the Internal Revenue Code.

(10)	Represents the life insurance benefit paid under Mr. Kowal’s Life Insurance Endorsement Method Split Dollar Plan Agreement with the Bank associated with his SERP agreement.

Eric B. Heyer

Termination Scenario	Salary Continuation Under Employment Agreement	Continuation of Group Health, Life and Disability Insurance Coverage	Supplemental Executive Retirement Benefit	Death Benefit	Disability Benefit	Accelerated Vesting of Stock Options	Accelerated Vesting of Restricted Stock	Payment of 200% of “Base Amount”

If termination for cause occurs	---	---	---	---	---	---	---	---

If voluntary termination (not following a change in control) occurs	---	---	$78,227 (1)	---	---	---	---	---

If involuntary termination without cause (not following a change in control) occurs	$165,328 (2)	$19,199 (3)	$78,227 (1)	---	---	---	---	---

If involuntary termination without cause, or voluntary termination for specified reasons, occurs following a change in control	---	---	$212,525 (8)	---	---	$104,503(4)	$315,963 (5)	$447,051 (6)

If termination occurs due to disability	---	---	$78,227 (1)	---	---	$104,503 (4)	$315,963 (5)	---

If termination occurs due to death	---	---	$1,201,157 (9)	$495,984 (7)	----	$104,503 (4)	$315,963 (5)	---
____________________________
(1)	Represents the benefit payable to Mr. Heyer under the circumstances indicated pursuant to his SERP agreement, as described above under “Pension Benefits.”
(2)
Represents the minimum one year of salary that would continue to be paid to Mr. Heyer pursuant to his employment agreement from the assumed employment termination date (September 30, 2008) through the last day of the term of his employment agreement (December 31, 2008).

(3)	Represents the estimated approximate cost to the Company of Mr. Heyer obtaining continued health, life and disability insurance benefits pursuant to his employment agreement.
(4)
Represents the value of acceleration of unvested stock options, based on the closing price of the Company’s common stock on September 30, 2008 ($10.30) and the exercise prices of the options.  All unvested options vest upon a change in control, regardless of Mr. Heyer employment status.

(5)
Represents the value of acceleration of unvested restricted stock, based on the closing price of the Company’s common stock on September 30, 2008 ($10.30).  All unvested shares of restricted stock vest upon a change in control, regardless of Mr. Heyer’s employment status.

(6)
Mr. Heyer’s employment agreement provides that if his employment is involuntarily terminated without just cause, or voluntarily terminated following a specified diminution in his duties, responsibilities or benefits, during the term of the agreement following a change in control of the Company or the Bank, or within 12 months following a change in control of the Company or the Bank, he will be entitled to an amount equal to 2.00 times his “base amount” (defined generally in the Internal Revenue Code as his five-year average annual taxable compensation), subject to reduction to avoid the payment of any “excess parachute payment” under the Internal Revenue Code, payable, at his election, in a lump sum or in monthly installments over a 24-month period.

(7)	Represents supplemental life insurance benefit under Mr. Heyer’s Executive Life Insurance Agreement with the Bank.
(8)
Represents the discounted present value of the estimated post-retirement payments to be paid to Mr. Heyer beginning at age 65 under the circumstances indicated pursuant to his SERP agreement, as described above under “Pension Benefits.”   As discussed under “Pension Benefits,” the amount payable to Mr. Heyer under the change in control scenario is subject to reduction to the extent necessary to avoid the payment of any “excess parachute payments” under the Internal Revenue Code.

(9)	Represents the life insurance benefit paid under Mr. Heyer’s Life Insurance Endorsement Method Split Dollar Plan Agreement with the Bank associated with his SERP agreement.

Catherine Bringuier

Termination Scenario	Salary Continuation Under Employment Agreement	Continuation of Group Health, Life and Disability Insurance Coverage	Supplemental Executive Retirement Benefit	Death Benefit	Disability Benefit	Accelerated Vesting of Stock Options	Accelerated Vesting of Restricted Stock	Payment of 200% of “Base Amount”

If termination for cause occurs	---	---	---	---	---	---	---	---

If voluntary termination (not following a change in control) occurs	---	---	$61,600 (1)	---	---	---	---	---

If involuntary termination without cause (not following a change in control) occurs	$151,630 (2)	$9,606 (3)	$61,600 (1)	---	---	---	---	---

If involuntary termination without cause, or voluntary termination for specified reasons, occurs following a change in control	---	---	$156,953 (8)	---	---	$104,503(4)	$293,808 (5)	$423,743 (6)

If termination occurs due to disability	---	---	$61,600 (1)	---	---	$104,503 (4)	$293,808 (5)	---

If termination occurs due to death	---	---	$831,293(9)	$454,890 (7)	----	$104,503 (4)	$293,808 (5)	---
____________________________
(1)	Represents the benefit payable to Ms. Bringuier under the circumstances indicated pursuant to her SERP agreement, as described above under “Pension Benefits
(2)
Represents the minimum one year of salary that would continue to be paid to Ms. Bringuier pursuant to her employment agreement from the assumed employment termination date (September 30, 2008) through the last day of the term of her employment agreement (December 31, 2008).

(3)	Represents the estimated approximate cost to the Company of Ms. Bringuier obtaining continued health, life and disability insurance benefits pursuant to her employment agreement.
(4)
Represents the value of acceleration of unvested stock options, based on the closing price of the Company’s common stock on September 30, 2008 ($10.30) and the exercise prices of the options.  All unvested options vest upon a change in control, regardless of Ms. Bringuier’s employment status.

(5)
Represents the value of acceleration of unvested restricted stock, based on the closing price of the Company’s common stock on September 30, 2008 ($10.30).  All unvested shares of restricted stock vest upon a change in control, regardless of Ms. Bringuier’s employment status.

(6)
Ms. Bringuier’s employment agreement provides that if her employment is involuntarily terminated without just cause, or voluntarily terminated following a specified diminution in her duties, responsibilities or benefits, during the term of the agreement following a change in control of the Company or the Bank, or within 12 months following a change in control of the Company or the Bank, she will be entitled to an amount equal to 2.00 times her “base amount” (defined generally in the Internal Revenue Code as her five-year average annual taxable compensation), subject to reduction to avoid the payment of any “excess parachute payment” under the Internal Revenue Code, payable, at her election, in a lump sum or in monthly installments over a 36-month period.

(7)	Represents supplemental life insurance benefit under Ms. Bringuier’s Executive Life Insurance Agreement with the Bank.
(8)
Represents the discounted present value of the estimated post-retirement payments to be paid to Ms. Bringuier beginning at age 65 under the circumstances indicated pursuant to her SERP agreement, as described above under “Pension Benefits.”   As discussed under “Pension Benefits,” the amount payable to Ms. Bringuier under the change in control scenario is subject to reduction to the extent necessary to avoid the payment of any “excess parachute payments” under the Internal Revenue Code.

(9)	Represents the life insurance benefit paid under Ms. Bringuier’s Life Insurance Endorsement Method Split Dollar Plan Agreement with the Bank associated with her SERP agreement.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained above with management and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

Submitted by the Compensation Committee of the Company’s Board of Directors:

Robert A. Gaccione
H. Joseph North
W. George Parker
Vincent S. Rospond
James H. Ward, III

Compensation Committee Interlocks and Insider Participation

The Compensation Committee during the year ended September 30, 2008 consisted of Directors Gaccione, North, Parker, Rospond and Ward.  During the year ended September 30, 2008, the Company had no “interlocking” relationships in which (i) an executive officer of the Company served as a member of the compensation committee of another entity, one of whose executive officers served on the compensation committee of the Company; (ii) an executive officer of the Company served as a director of another entity, one of whose executive officers served on the compensation committee of the Company; and (iii) an executive officer of the Company served as a member of the compensation committee of another entity, one of whose executive officers served as a director of the Company.  Directors Gaccione and Rospond had certain business relationships with the Company that are described under “Certain Relationships and Related Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and RelatedStockholder Matters.

The following table sets forth, as of the January 2, 2009, information regarding share ownership of:

▪
those persons or entities (or groups of affiliated persons or entities) known by management to beneficially own more than five percent of American Bancorp of New Jersey, Inc.  common stock other than directors and executive officers;

▪	each director and director nominee of American Bancorp of New Jersey, Inc.;

▪	each executive officer of American Bancorp of New Jersey, Inc. named in the Summary Compensation Table appearing under “Executive Compensation” below; and

▪	all current directors and executive officers of American Bancorp of New Jersey, Inc. as a group.

The address of each of the beneficial owners, except where otherwise indicated, is the same address as American Bancorp of New Jersey, Inc.  Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to outstanding options that are currently exercisable or exercisable within 60 days after January 2, 2009, are included in the number of shares beneficially owned by the person and are deemed outstanding for the purpose of calculating the person’s percentage ownership.  These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

	Number of Shares	Percent of
	Beneficially	Common Stock
Beneficial Owners	Owned(1)	Outstanding

Beneficial Owners of More Than 5% Other Than
Directors and Named Executive Officers

American Bank of New Jersey Bank Employee Stock
Ownership Plan Trust (the “ESOP”)(2)	1,120,818	10.32%

Investors of America, Limited Partnership
135 North Meramec
Clayton, Missouri 63105(3)	679,125	6.25%

Directors and Named Executive Officers
Robert A. Gaccione	126,535	1.16%

Joseph Kliminski(6)	501,185	4.53%

Fred G. Kowal	206,670	1.89%

H. Joseph North(7)	81,872	0.75%

W. George Parker	284,765	2.61%

Vincent S. Rospond	217,320	1.99%

James W. Ward, III	268,251	2.46%

Eric B. Heyer	183,571	1.68%

Catherine M. Bringuier	169,898	1.55%

All directors and executive officers
as a group (9 persons)(4)(5)	2,040,067	17.70%
______________
(1)	Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power.
(2)
These shares are held in a suspense account and are allocated among participants annually on the basis of compensation as the ESOP debt is repaid.  As of January 2, 2009, 175,675 shares had been allocated to ESOP participants with an additional 53,247 shares to be allocated effective of December 31, 2008 upon completion of the allocation for 2008 by the plan administrator.

(3)	As reported by the named beneficial owners on Schedule 13D dated December 24, 2008. The named beneficial owners reported shared voting and dispositive power over all shares.
(4)	Includes shares of common stock held directly as well as by spouses or minor children, in trust and through other forms of indirect ownership.
(5)
Includes an aggregate of 664,053 shares underlying options exercisable or becoming exercisable within 60 days after January 2, 2009.  As of January 2, 2009, each non-employee director had 45,348 options exercisable or becoming exercisable within 60 days after January 2, 2009.  As of January 2, 2009, Officers Kliminski, Kowal, Heyer and Bringuier had 195,510, 71,228, 88,615 and 85,725 options, respectively, exercisable or becoming exercisable within 60 days of January 2, 2009.

(6)	The number of shares reported for Mr. Kliminski include 51,020 shares pledged as collateral for a margin loan.
(7)	The number of shares reported for Mr. North include 16,767 shares pledged as collateral for a margin loan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The charter of the Audit Committee of the Company’s Board of Directors provides that the Audit Committee is required to review all related party transactions for potential conflict of interest situations and, as appropriate, approve such transactions.  Other than as disclosed below, no directors, officers or their immediate family members were engaged in transactions with American Bancorp of New Jersey, Inc., American Bank of New Jersey or any other subsidiary of the Company involving more than $120,000 (other than through a loan with the Bank) during the fiscal year ended September 30, 2008.

Director Vincent S. Rospond is the majority shareholder of the law firm of Rospond, Rospond & Conte, P.A., which serves as general counsel to American Bank of New Jersey and to which the Bank paid approximately $7,112 in legal fees during the fiscal year ended September 30, 2008.  In addition, the Bank engages this law firm in connection with residential loan closings, and fees paid by borrowers in loan closings handled by this law firm totaled approximately $16,450 during fiscal 2008.

Director Robert A. Gaccione is a senior partner of the law firm of Gaccione, Pomaco & Malanga, P.C. to which the Bank paid approximately $15,961 in legal fees during the fiscal year ended September 30, 2008.  In addition, the Bank engages this law firm in connection with commercial loan closings, and fees paid by borrowers in loan closings handled by this law firm totaled approximately $86,375 during fiscal 2008.

The law firms of Rospond, Rospond & Conte, P.A. and Gaccione, Pomaco & Malanga, P.C. were each authorized to represent the Bank on loan closings during fiscal 2008.  Management believes that the transactions described above were on terms at least as favorable to the Bank as it would have received in transactions with an unrelated party.

The Bank makes loans to its officers, directors and employees in the ordinary course of business.  The application fee is waived for mortgages to officers and employees on single-family owner-occupied homes or second homes.  The Bank also reduces its application fee for mortgages on two- to four-family owner-occupied homes by the amount of the application fee for single family home mortgages and reduces its modification fee for one- to four-family owner-occupied home mortgages or second home mortgages by the amount of the application fee for single family home mortgages.  Other than these application fee waivers and reductions to officers and employees, these loans are on substantially the same terms and conditions as those of comparable transactions prevailing at the time with other persons.  These loans also do not include more than the normal risk of collectibility or present other unfavorable features.

Item 14.	Principal Accounting Fees and Services.

The Audit Committee has appointed Crowe Horwath LLP, as the independent public accounting firm to audit the Company’s financial statements for the fiscal year ending September 30, 2009.  In making its determination to appoint Crowe Horwath LLP as the Company’s independent auditors for the 2009 fiscal year, the Audit Committee considered whether the providing of services (and the aggregate fees billed for those services) by Crowe Horwath LLP, other than audit services, is compatible with maintaining the independence of the outside accountants.  Our shareholders are asked to ratify this appointment at the annual meeting.  If the appointment of Crowe Horwath LLP is not ratified by the shareholders, the Audit Committee may appoint other independent auditors or may decide to maintain its appointment of Crowe Horwath LLP.

Fees Paid to Crowe Horwath LLP

 All of the services listed below for fiscal 2008 and 2007 were approved by the Audit Committee prior to the service being rendered. There were no services that were not recognized to be non-audit services at the time of engagement that were approved after the fact.

(a)
Audit Fees.  The aggregate fees billed by Crowe Horwath LLP for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of the quarterly consolidated financial statements for the fiscal years ended September 30, 2008 and 2007 were $157,000 and $150,500, respectively.

(b)
Audit Related Fees. The aggregate fees billed by Crowe Horwath LLP for assurance and related services related to the Company’s Annual Report on Form 10-K for the years ended September 30, 2008 and 2007 were $9,000 and $8,500, respectively. For those same periods respectively, audit related fees billed by Crowe Horwath LLP also included $0 and $1,500 for Form S-8 consent procedures.

(c)
Tax Fees.  The aggregate fees billed by Crowe Horwath LLP for professional services rendered for tax preparation services for the years ended September 30, 2008 and 2007 were $12,600 and $12,000, respectively.  Additional tax-related services billed by Crowe Horwath LLP for the years ended September 30, 2008 and 2007 were $4,480 and $2,700, respectively.  Such additional tax-related services consisted of billings for the review of quarterly estimated tax payment calculations and income tax guidance regarding several compensation-related matters.

(d)
All Other Fees. The aggregate fees billed by Crowe Horwath LLP for professional services rendered for services or products other than those listed under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” totaled $0 for both years ended September 30, 2008 and 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of January 28, 2009.

AMERICAN BANCORP OF NEW JERSEY, INC.

By:	/s/ Fred G. Kowal
Fred G. Kowal
President and Chief Operating Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of January 28, 2009.

/s/ W. George Parker	/s/ Joseph Kliminski
W. George Parker	Joseph Kliminski
Chairman	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Fred G. Kowal	/s/ Eric B. Heyer
Fred G. Kowal	Eric B. Heyer
President, Chief Operating Officer	Senior Vice President, Treasurer and
and Director	Chief Financial Officer
(Principal Financial and Accounting
Officer)

/s/ H. Joseph North	/s/ James H. Ward, III
H. Joseph North	James H. Ward, III
Director	Vice Chairman

/s/ Vincent S. Rospond	/s/ Robert Gaccione
Vincent S. Rospond	Robert Gaccione
Director	Director