Form 10-Q
period 2008-12-31
AMERICAN BANCORP OF NEW JERSEY INC
filed 2009-02-09
CIK 1330039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __

Commission file number 000-51500

AMERICAN BANCORP OF NEW JERSEY, INC.
(Exact name of registrant as specified in its charter)

New Jersey	55-0897507
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

365 Broad Street, Bloomfield, New Jersey 07003
(Address of Principal Executive Offices)

(973) 748-3600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated	Accelerated	Non-accelerated	Smaller reporting
filer ☐	filer ☒	filer ☐	company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):
Yes ☐                         No ☒

As of February 2, 2009, there were 10,855,829 outstanding shares of the Registrant’s Common Stock.

AMERICAN BANCORP OF NEW JERSEY, INC.

Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

American Bancorp of New Jersey, Inc.
Statements of Financial Condition
(in thousands, except share data)
(unaudited)

	December 31,	September 30,
	2008	2008
ASSETS
Cash and cash equivalents
Cash and due from banks	$3,896	$5,158
Interest-earning deposits	14,037	15,217
Federal funds sold	—	—
Total cash and cash equivalents	17,933	20,375

Securities available-for-sale	79,316	81,163
Securities held-to-maturity (fair value, December 31, 2008 - $7,260 September 30, 2008 - $7,443)	7,178	7,509
Loans held for sale	—	—
Loans receivable, net of allowance for loan losses December 31, 2008 - $3,097, September 30, 2008 - $3,035)	491,405	478,574
Premises and equipment	11,763	11,894
Federal Home Loan Bank stock, at cost	2,473	2,743
Cash surrender value of life insurance	13,910	13,761
Accrued interest receivable	2,384	2,391
Other assets	2,465	3,223
Total assets	$628,827	$621,633

LIABILITIES AND EQUITY
Deposits
Non-interest-bearing	$29,077	$31,447
Interest-bearing	430,141	416,240
Total deposits	459,218	447,687

Advance payments by borrowers for taxes and insurance	2,657	2,811
Borrowings	69,530	75,547
Accrued expenses and other liabilities	5,001	4,740
Total liabilities	$536,406	$530,785

Commitments and contingent liabilities

Equity
Preferred stock, $.10 par value, 10,000,000 shares authorized at December 31, 2008 and September 30, 2008;	—	—

Common stock, $.10 par value, 20,000,000 shares authorized, 14,527,953 shares issued at December 31, 2008 and September 30, 2008; 10,859,692 outstanding at December 31, 2008 and September 30, 2008;	1,453	1,453

Additional paid in capital	116,081	115,661
Unearned ESOP shares	(7,537)	(7,649)
Retained earnings	23,515	23,648
Treasury Stock; 3,668,261 shares at December 31, 2008 and September 30, 2008	(41,724)	(41,724)
Accumulated other comprehensive loss	633	(541)
Total equity	92,421	90,848

Total liabilities and equity	$628,827	$621,633

See accompanying notes to unaudited consolidated financial statements

American Bancorp of New Jersey, Inc.
Statements of Income
(in thousands, except share data)
(unaudited)

	Three Months Ended
	December 31,
	2008	2007
Interest and dividend income
Loan, including fees	$6,973	$6,738
Securities	1,029	646
Federal funds sold and other	40	450
Total interest income	8,042	7,834

Interest expense
NOW and money market	441	1,214
Savings	429	605
Certificates of deposit	2,617	2,419
Borrowings	583	494
Total interest expense	4,070	4,732

Net interest income	3,972	3,102

Provision for loan losses	153	139

Net interest income after provision for loan losses	3,819	2,963

Noninterest income
Deposit service fees and charges	223	226
Income from cash surrender value of life insurance	149	133
Gain on sale of loans	—	7
Loss on sales of securities available-for-sale	—	(5)
Other	68	34
Total noninterest income	440	395

Noninterest expense
Salaries, benefits and director fees	2,022	2,142
Occupancy and equipment	491	454
Data processing	214	180
Advertising and marketing	37	85
Professional and consulting	106	102
Legal	164	51
Other	379	262
Total noninterest expense	3,413	3,276

Income before provision for income taxes	846	82

Provision for income taxes	291	(11)

Net income	$555	$93

Comprehensive income	$1,729	$295

Earnings per share:
Basic	$0.06	$0.01
Diluted	$0.06	$0.01

See accompanying notes to unaudited consolidated financial statements

American Bancorp of New Jersey, Inc.
Statements of Shareholders’ Equity
Three months ended December 31, 2007
(in thousands, except share data)
(unaudited)

					Accumulated			Compre-
		Additional	Unearned		Other			hensive
	Common	Paid-In	ESOP	Retained	Comprehensive	Treasury	Total	Income
	Stock	Capital	Shares	Earnings	Loss	Stock	Equity	(Loss)
Balance at September 30, 2007	$1,453	$113,607	$(8,099)	$24,258	$(273)	$(30,353)	$100,593
RSP shares earned including tax benefit of vested awards	—	278	—	—	—	—	278
Tax benefit on dividends paid on unvested RSP shares	—	54	—	—	—	—	54
Share purchases (436,474 shares)	—	—	—	—	—	(4,553)	(4,553)
Stock options earned		141	—	—	—	—	141
ESOP shares earned	—	27	112	—	—	—	139
Cash dividends paid – $0.04 per share	—	—	—	(429)	—	—	(429)

Comprehensive income Net income	—	—	—	93	—	—	93	$93
Change in unrealized loss on securities available-for-sale, net of taxes	—	—	—	—	202	—	202	202
Total comprehensive income								$295

Balance at December 31, 2007	$1,453	$114,107	$(7,987)	$23,922	$(71)	$(34,906)	$96,518

See accompanying notes to unaudited consolidated financial statements

American Bancorp of New Jersey, Inc.
Statements of Shareholders’ Equity
Three months ended December 31, 2008
(in thousands, except share data)
(unaudited)

					Accumulated			Compre-
		Additional	Unearned		Other			hensive
	Common	Paid-In	ESOP	Retained	Comprehensive	Treasury	Total	Income
	Stock	Capital	Shares	Earnings	Loss	Stock	Equity	(Loss)
Balance at September 30, 2008	$1,453	$115,661	$(7,649)	$23,648	$(541)	$(41,724)	$90,848
Cumulative effect of adoption of EITF 06-04	—	—	—	(193)	—	—	(193)
Balance at October 1, 2008	1,453	115,661	(7,649)	23,455	(541)	(41,724)	90,655
RSP shares earned including tax benefit of vested awards	—	264	—	—	—	—	264
Tax benefit on dividends paid on unvested RSP shares	—	6	—	—	—	—	6
Stock options earned		134	—	—	—	—	134
Stock options exercised	—	—	—	—	—	—	—
ESOP shares earned	—	16	112	—	—	—	128
Cash dividends paid – $0.05 per share	—	—	—	(495)	—	—	(495)

Comprehensive income Net income	—	—	—	555	—	—	555	$555
Change in unrealized loss on securities available-for-sale, net of taxes	—	—	—	—	1,174	—	1,174	1,174
Total comprehensive income								$1,729

Balance at December 31, 2008	$1,453	$116,081	$(7,537)	$23,515	$633	$(41,724)	$92,421

See accompanying notes to unaudited consolidated financial statements

American Bancorp of New Jersey, Inc.
Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	December 31,
	2008	2007
Cash flows from operating activities
Net Income	$555	$93
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	150	122
Net amortization and accretion of premiums and discounts	(12)	(20)
Losses on sales of securities available-for-sale	—	5
ESOP compensation expense	128	139
RSP compensation expense	264	277
SOP compensation expense	134	141
Provision for loan losses	153	139
Increase in cash surrender value of life insurance	(149)	(133)
Gain on sale of loans	—	(7)
Proceeds from sales of loans	—	1,623
Origination of loans held for sale	—	(372)
Decrease (increase) in accrued interest receivable	7	(5)
Decrease (increase) in other assets	170	772
Change in deferred income taxes	(185)	(290)
Increase (Decrease) in other liabilities	68	(169)
Net cash provided by operating activities	1,283	2,315

Cash flows from investing activities
Net increase in loans receivable	(12,983)	(11,349)
Purchases of securities held-to-maturity	—	(1,108)
Principal paydowns on securities held-to-maturity	328	271
Purchases of securities available-for-sale	—	(4,814)
Sales of securities available-for-sale	—	11,510
Principal paydowns on securities available-for-sale	3,808	4,058
Redemption of Federal Home Loan Bank stock	270	45
Purchase of premises and equipment	(19)	(748)
Net cash used in investing activities	(8,596)	(2,135)

Cash flows from financing activities
Net increase in deposits	11,531	388
Net change in advance payments by borrowers for taxes and insurance	(154)	(166)
Repayment of borrowings	(6,017)	(1,016)
RSP tax benefit of vested awards	—	1
Tax benefit on dividends paid on unvested RSP shares	6	54
Cash dividends paid	(495)	(429)
RSP and treasury share purchases	—	(4,553)
Net cash provided by financing activities	4,871	(5,721)
Net change in cash and cash equivalents	(2,442)	(5,541)
Cash and cash equivalents at beginning of year	20,375	37,421

Cash and cash equivalents at end of period	$17,933	$31,880

(Continued)

American Bancorp of New Jersey, Inc.
Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2008	2007
Supplemental cash flow information:
Cash paid during the period for
Interest	$4,071	$4,747
Income taxes, net of refunds	175	—

Supplemental disclosures of non-cash financing transaction:
Cumulative effect of adoption of EITF 06-04	(193)	—

See accompanying notes to unaudited financial statements

American Bancorp of New Jersey, Inc.
Notes To Unaudited Financial Statements
(in thousands)

Note 1 - Basis of Presentation

American Bancorp of New Jersey, Inc. (the “Company”) is a New Jersey chartered corporation organized in May 2005 that was formed for the purpose of acquiring all of the capital stock of American Bank of New Jersey, a federally chartered Bank, (the “Bank”), which was previously owned by ASB Holding Company (“ASBH”). ASBH was a federally chartered corporation organized in June 2003 that was formed for the purpose of acquiring all of the capital stock of the Bank, which was previously owned by American Savings, MHC (the “MHC”), a federally chartered mutual holding company. The Bank had previously converted from a mutual to a stock savings bank in a mutual holding company reorganization in 1999 in which no stock was issued to any person other than the MHC.

On October 3, 2003, ASB Holding Company, the predecessor of American Bancorp of New Jersey, Inc., completed a minority stock offering and sold 1,666,350 shares of common stock in a subscription offering at $10 per share and received proceeds of $16,060,000, net of offering costs of $603,000. ASBH contributed $9,616,000, or approximately 60% of the net proceeds, to the Bank in the form of a capital contribution. ASBH loaned $1,333,080 to the Bank’s employee stock ownership plan (“ESOP”) and the ESOP used those funds to acquire 133,308 shares of common stock at $10 per share.

After the sale of the stock, the MHC held 70%, or 3,888,150 shares, of the outstanding stock of ASBH with the remaining 30% or, 1,666,350 shares, held by persons other than the MHC. ASBH held 100% of the Bank’s outstanding common stock.

On October 5, 2005, the Company completed a second step conversion in which the 3,888,150 shares of ASB Holding Company held by the MHC were converted and sold in a subscription offering. Through this transaction, ASBH ceased to exist and was replaced by American Bancorp of New Jersey, Inc. as the holding company for the Bank. A total of 9,918,750 shares of common stock were sold in the offering at $10 per share through which the Company received proceeds of $97,524,302, net of offering costs of $1,663,198. The Company contributed $48,762,151 or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $7,935,000 to the Bank’s ESOP which used those funds to acquire 793,500 shares of common stock at $10 per share.

As part of the second step conversion, each of the 1,666,350 outstanding shares of ASBH held by public shareholders was exchanged for 2.55102 of the Company’s shares. This exchange resulted in an additional 4,250,719 shares of the Company being issued, for a total of 14,169,469 outstanding shares.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank and ASB Investment Corp. (the “Investment Corp.”) as of December 31, 2008 and September 30, 2008 and for the three months ended December 31, 2008 and December 31, 2007. Significant intercompany accounts and transactions have been eliminated in consolidation. References in this Quarterly Report on Form 10-Q to the Company generally refer to the Company and the Bank, unless the context indicates otherwise. References to “we,” “us,” or “our” refer to the Bank or Company, or both, as the context indicates.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. The September 30, 2008 balance sheet presented herein has been derived from the audited financial statements included in the consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending September 30, 2009. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results to be expected for the full year or any other period.

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

The factors used in the earnings per share computation follow (in thousands except share data).

	Three Months Ended
	December 31,
	2008	2007
Basic
Net income	$555	$93

Weighted average common shares outstanding	9,738,770	10,524,894

Basic earnings per common share	$0.06	$0.01

Diluted
Net income	$555	$93

Weighted average common shares outstanding for basic earnings per common share	9,738,770	10,524,894

Add: Dilutive effects of assumed exercises of stock options	127,185	137,225

Add: Dilutive effects of full vesting of stock awards	7,863	18,708

Average shares and dilutive potential common shares	9,873,818	10,680,827

Diluted earnings per common share	$0.06	$0.01

For the three months ended December 31, 2008 and December 31, 2007, stock options and restricted stock awards for 918,405 and 998,758 shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

Note 3 - Other Stock-Based Compensation

At December 31, 2008, all shares and options available under the 2005 Restricted Stock Plan, 2005 Stock Option Plan and the 2006 Equity Incentive Plan had been awarded to participants.

A summary of the activity in the Company’s stock option plans for the three months ended December 31, 2008 and 2007 is as follows.

For the three months ended
	December 31, 2008		December 31, 2007

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	1,412,782	$9.27	1,416,948	$9.26
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at end of period	1,412,782	$9.27	1,416,948	$9.26

Options exercisable at period end	736,944	$8.84	420,912	$8.46
Weighted average remaining contractual life		6.7 years		7.5 years

A summary of the status of the Company’s nonvested restricted stock plan shares as of December 31, 2008 and 2007 and changes during the three months ended December 31, 2008 and 2007 are as follows.

For the three months ended
	December 31, 2008		December 31, 2007

		Weighted		Weighted
		Average		Average
		Grant		Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Outstanding at beginning of period	285,169	$10.25	414,281	$10.13
Granted	—	—	—	—
Vested	(1,250)	11.87	(1,249)	11.87
Forfeited or expired	—	—	—	—

Outstanding at end of period	283,919	$10.25	413,032	$10.12

Note 4 – Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), SFAS No. 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 became effective for the Company on October 1, 2008 and did not have a material impact on the Company’s consolidated financial statements. The Company did not adopt the fair value option under SFAS No. 159 as of October 1, 2008.

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion – 1967.” The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The provisions of Issue 06-04 should be applied through either a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company recorded a cumulative effect adjustment to retained earnings of $193,281 on October 1, 2008 resulting from the adoption of EITF 06-04.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of the adoption of this standard was not material.

In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. The Company does not use the simplified method for share options and therefore SAB No. 110 has no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Corporation does not expect the adoption of FAS No. 160 to have a significant impact on its results of operations or financial position.

Note 5 – Fair Value

Effective October 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” as described in Note 4 above. SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS No. 157 was issued to increase consistency and comparability in reporting fair values. As noted earlier, our adoption of SFAS No. 157 did not have a material impact on our financial condition or results of operation.

The following disclosures are generally not required in interim period financial statements. However, they are included herein as a result of our adoption of SFAS No. 157 during the current reporting period.

Fair values generally reflect the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

We use fair value measurements on both a recurring and nonrecurring basis to record fair value adjustments to certain assets and liabilities and to present fair value disclosures in our financial statements. Assets currently subject to recurring fair value measurement are limited to the Company’s available-for-sale securities. Our available-for-sale portfolio is carried at an estimated fair value on a recurring basis with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholder’s equity. The fair values of available for sale securities are generally obtained from an independent pricing service utilizing matrix pricing. Matrix pricing is a form of Level 2 input which utilizes a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but relying instead on the securities’ relationship to other benchmark quoted securities. At December 31, 2008, the Company recorded a unrealized gain, net of taxes, of $633,000 to stockholder’s equity based upon the fair value of the available-for-sale securities portfolio as of that date.

We also regularly review and evaluate the available-for-sale portfolio to determine if the fair value of any security has declined below its amortized cost and if such impairment in fair value is “other-than temporary”. Other than temporary impairments in a security’s fair value would require the Company to reduce the carrying value of the security to its fair value at the date of measurement by recognizing an impairment valuation through the income statement. Where appropriate, the Company may utilize Level 1 inputs to validate other-than-temporary impairments of fair value. No other-than-temporary impairments of fair value were identified in the Company’s available-for-sale securities portfolio at December 31, 2008.

The following table reports the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at December 31, 2008:

Fair Value Measurements
at December 31, 2008 Using

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$79,316		$79,316

Assets generally subject to nonrecurring fair value measurement may include the Company’s held-to-maturity securities, certain loans receivable and real estate owned, which are reviewed for impairment using fair value measurements, where applicable. The held-to-maturity securities portfolio is generally carried at amortized cost. However, we periodically review and evaluate the held-to-maturity portfolio for “other-than temporary” impairment of fair value utilizing the same inputs applied to the valuation of the available-for-sale portfolio. No other-than-temporary impairments of fair value were identified in the Company’s held-to-maturity securities portfolio at December 31, 2008.

The Company evaluates certain “non-homogeneous” loans for impairment in accordance with SFAS No. 114. The Company’s non-homogeneous loans generally comprise its commercial loans including construction and land loans, multifamily and nonresidential mortgage loans and business loans. An eligible loan is determined by the Company to be impaired if it is probable that payment of all amounts owed by the borrower will not be made in accordance with the contractual terms of the loan agreement. Our impaired loans are generally collateral dependent and, as such, are carried at lower of historical cost or the estimated fair value of the collateral less estimated selling costs. All real estate owned taken in full or partial settlement of a loan obligation is also carried at the lower of the original loan’s historical cost or the estimated fair value of the collateral less estimated selling costs. The fair value of collateral securing an impaired loan or real estate owned is estimated through current appraisals and adjusted as necessary by management to reflect current market conditions - a form of Level 3 input. During the quarter ended December 31, 2008, the Company recorded an additional $92,000 valuation allowance against an impaired loan based upon the updated fair value of the collateral securing that loan.

The following table reports the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a nonrecurring basis at December 31, 2008:

Fair Value Measurements
at December 31, 2008 Using

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$152			$152

The Company’s may have commitments to fund loans held for sale and commitments to sell such loans relating to its mortgage banking activities which are generally considered free-standing derivative instruments subject to fair value measurement. Additionally, the sale of mortgage loans on a servicing retained basis results in the recognition of mortgage servicing rights which are also generally subject to fair value measurement. However, the fair values of these instruments are not material to our financial condition or results of operations and are therefore excluded from the Company’s fair value disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 as amended and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operations and future prospects of the Company and its wholly-owned subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; and demand for financial services in the Company’s market area. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

Announcement of Proposed Merger

On December 15, 2008, American Bancorp of New Jersey, Inc. and Investors Bancorp, Inc. jointly announced the signing of a definitive agreement under which Investors Bancorp will acquire American Bancorp of New Jersey for $140 million in stock and cash, or $12.50 per share.

Under the terms of the agreement, 70% of American Bancorp of New Jersey shares will be converted into Investors Bancorp common stock and the remaining 30% will be converted into cash. American Bancorp of New Jersey’s stockholders will have the option to elect to receive either 0.9218 shares of Investors Bancorp common stock or $12.50 in cash for each American Bancorp of New Jersey common share, subject to proration to ensure that in the aggregate 70% of the American Bancorp of New Jersey shares will be converted into stock. The transaction is intended to qualify as a reorganization for federal income tax purposes. As a result, the shares of American Bancorp exchanged for Investors Bancorp stock will be transferred on a tax-free basis.

The transaction has been approved by the boards of directors of each company and is expected to close in the second calendar quarter of 2009, subject to customary closing conditions including regulatory approvals and approval by American Bancorp of New Jersey’s shareholders.

After the transaction is completed, James H. Ward III, American Bancorp of New Jersey’s Vice Chairman, will join the board of directors of Investors Bancorp.

Citigroup Global Markets Inc. acted as financial advisor to Investors Bancorp, and Luse, Gorman, Pomerenk & Schick, P.C. acted as legal advisor. Keefe, Bruyette & Woods, Inc. acted as financial advisor to American Bancorp of New Jersey, and Silver, Freedman & Taff, L.L.P. as legal advisor.

Business Strategy

Historically, our business strategy has been to operate as a well-capitalized independent financial institution dedicated to providing convenient access and quality service at competitive prices. Until the closing date of the proposed merger described above, we will continue to operate as a well-capitalized, independent financial institution pursuing goals and objectives of our business plan through the strategies outlined in this section.

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

Having opened three full service branches located in Verona, Nutley and Clifton, New Jersey during fiscal 2007, the Company did not open additional de novo deposit branches during fiscal 2008. Rather, the Company directed significant strategic effort during fiscal 2008 toward achieving and enhancing profitability of these three branches. Based on the Company’s internal branch profitability model, the Verona branch, which opened in December 2006, achieved profitability during the quarter ended March 31, 2008. The Bank’s Nutley branch, which opened in May 2007, achieved quarterly profitability during the quarter ended September 30, 2008. Both Verona and Nutley continued to operate profitably through December 31, 2008. The quarterly operating loss for the Clifton branch, which opened in August 2007, continued to decrease through the most recent quarter ended December 31, 2008 compared with prior quarters. The Company expects the Clifton branch to achieve profitability during fiscal 2009. While the Company currently has no commitments to open additional de novo deposit branches during the next fiscal year, the Company would consider additional branching projects during fiscal 2009 if appropriate opportunities were to arise.

•	Increase and diversify the loan mix by increasing commercial loan origination volume while increasing the balance of such loans as a percentage of total loans.

For the three months ended December 31, 2008, our commercial loans, including multi-family, nonresidential real estate, construction and business loans, increased $3.2 million, or 1.8%, from $181.8 million to $185.0 million with such balances continuing to represent approximately 38% of loans receivable, net. We expect to continue our strategic emphasis on multifamily and nonresidential real estate lending throughout the remainder of fiscal 2009 while reducing our strategic focus on originating new construction loans over the near term.

•	Continue to implement or enhance alternative delivery channels for the origination and servicing of loan and deposit products.

In support of this objective, we previously completed a significant overhaul of our Internet website which serves as a portal through which our customers access a growing menu of online services. Having enhanced our online services for retail customers, we are currently addressing the growth in business demand for such services. Toward that end, we have expanded our business online banking product and service offerings to now include remote check deposit, online cash management and online bill payment services for business.

•	Broaden and strengthen customer relationships by bolstering cross marketing strategies and tactics with a focus on multiple account/service relationships.

We will continue to cross market other products and services to promote multiple account/service relationships and the retention of long term customers and core deposits. These efforts will be directed to customers within all five of the Bank’s branches.

•	Utilize capital markets tools to effectively manage capital and enhance shareholder value.

Toward that end, the Company completed two previous share repurchase plans during fiscal 2007 through which it repurchased ten percent and five percent, respectively, of its outstanding shares. During fiscal 2008, the Company completed its third and fourth share repurchase programs through each of which it repurchased an additional five percent of its outstanding shares. A fifth share repurchase plan for an additional five percent of its outstanding shares was announced in August 2008 and remains ongoing at December 31, 2008. Additionally, the Company increased its regular quarterly cash dividend paid to shareholders from $0.04 per share to $0.05 per share during the quarter ended June 30, 2008 and continued paying a quarterly dividend of $0.05 per share during the quarters ended September 30, 2008 and December 31, 2008.

A number of the strategies outlined above have historically had a detrimental impact on short term earnings. Notwithstanding, we expect to continue to execute these growth and diversification strategies designed to enhance future earnings and resist adverse changes in market conditions toward the goal of enhancing shareholder value. Toward that end, our deposit pricing strategy through the first half of fiscal 2008 continued to reduce interest costs by incrementally lowering interest rates paid on de novo branch deposits acquired during fiscal 2007 from the higher promotional rates initially offered. At December 31, 2008, the deposits acquired through those de novo branches no longer reflected the effects of grand opening promotional pricing. However, the Company did continue to offer highly competitive certificate of deposit rates on select products at its Nutley and Clifton branches during the first quarter of fiscal 2009 to achieve its branch growth and profitability objectives.

In general, we expect that the reductions in market interest rates and overall steepening of the yield curve that occurred during fiscal 2008 may continue to have a beneficial impact on earnings during fiscal 2009. However, the resiliency of the Bank’s branch deposits to future movements in market interest rates and/or competitive pricing pressures – and their respective impact on earnings - cannot be assured. In particular, recent volatility in the financial markets has resulted in competitors seeking to attract and/or retain liquidity through their retail deposit product offerings. Such strategies have resulted in significant upward pressure on retail deposit rates in relation to the general level of market interest rates.

Executive Summary

The Company’s results of operations depend primarily on its net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. It is a function of the average balances of loans and investments versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and investments versus the cost of those deposits and borrowed funds. Our loans consist primarily of residential mortgage loans, comprising first and second mortgages and home equity lines of credit, and commercial loans, comprising multi-family and nonresidential real estate mortgage loans, construction loans and business loans. Our investments primarily include U.S. Agency residential mortgage-related securities but may also include U.S. Agency debentures and U.S. Government debentures and mortgage-related securities. Our interest-bearing liabilities consist primarily of retail deposits, advances from the Federal Home Loan Bank of New York and other borrowings associated with reverse repurchase agreement transactions with institutional counterparties.

For the first three months of fiscal 2009, the Company’s net interest rate spread increased 28 basis points to 2.15% in comparison to 1.87% during fiscal 2008. The increase in net interest rate spread was largely attributable to a reduction in the Company’s cost of interest-bearing liabilities of 45 basis points to 3.28% from 3.73% for those same comparative periods. The reduction in interest costs resulted from continued decreases in the cost of retail deposits augmented by reductions in the overall cost of borrowings. The decrease in retail deposit interest costs continued to reflect the overall reduction in market interest rates coupled with the downward adjustment of promotional interest rates paid on de novo branch deposits during the first half of fiscal 2008. The decrease in borrowing costs primarily reflected the cumulative, combined effects of repaying higher cost borrowings at maturity and the addition of lower cost borrowings arising from a wholesale growth transaction executed in March 2008.

The decrease in interest costs was partially offset by a reduction in the Company’s yield on earning assets which declined 16 basis points to 5.43% from 5.59% for the same comparative periods. This reduction in yield reflected the effects of lower market interest rates on the Company’s adjustable rate loans, including construction loans, business loans and home equity lines of credit, as well as its yield on cash and cash equivalents.

The factors resulting in the widening of the Company’s net interest rate spread also positively impacted the Company’s net interest margin. However, the impact of improved net interest rate spread was substantially offset by the impact of the Company’s share repurchase program on the Company’s net interest margin. The foregone interest income on the earning assets used to fund share repurchases contributed significantly to limiting the increase in the Company’s net interest margin which increased 18 basis points to 2.68% for the three months ended December 31, 2008 from 2.50% for all of fiscal 2008.

Our net interest rate spread and margin may be adversely affected throughout several possible interest rate environments. The risks presented by movements in interest rates is addressed more fully under Item 3. Quantitative and Qualitative Disclosures About Market Risk found later in this report.

Our results of operations are also affected by our provision for loan losses. For the three months ended December 31, 2008, the Company recorded a net loan loss provision of $153,000. Approximately $61,000 of that provision was attributable to the overall growth in the loan portfolio for the period. However, the provision for loan losses also reflected a specific provision of $92,000 attributable to one impaired loan, a portion of which was deemed uncollectible by management and was therefore charged off in the current quarter. No other additions to the allowance for loan losses attributable to nonperforming loans were required during the first quarter of fiscal 2009.

The overall performance of the Bank’s loan portfolio remained strong during the first quarter of fiscal 2009 with nonperforming loan balances totaling $1.9 million, or 0.30% of total assets at December 31, 2008 – an increase from $1.1 million or 0.18% of total assets from September 30, 2008. In addition to those loans reported as nonperforming at December 31, 2008, the Company is carefully monitoring one fully disbursed construction loan on a completed project whose outstanding principal balance of $6.8 million may be classified as nonperforming by the Bank during the next quarter ending March 31, 2009.

In summary, annualized net loan loss provision expense, reflected as a percentage of average earning assets, was reported as 0.10% for the three months ended December 31, 2008 compared with 0.09% for all of fiscal 2008.

Our results of operations also depend on our noninterest income and noninterest expense. Noninterest income includes deposit service fees and charges, income on the cash surrender value of life insurance, gains on sales of loans and securities, gains on sales of other real estate owned and loan related fees and charges. Noninterest income as a percentage of average assets decreased two basis points to 0.28% for the three months ended December 31, 2008 from 0.30% for all of fiscal 2008. This decrease was largely attributable to comparative decreases in branch fee income due, in large part, to lower annuity sales and associated fee income.

Gains and losses on sale of assets, included in noninterest income, typically resulted from the Company selling long term, fixed rate mortgage loan originations into the secondary market. Demand for such loans typically fluctuates with market interest rates. As interest rates rise, market demand for long term, fixed rate mortgage loans diminishes in favor of hybrid ARMs which the Company has historically retained in its portfolio rather than selling into the secondary market. Consequently, the gains and losses on sale of loans reported by the Company have historically fluctuated with market conditions. Additionally, changes to the Company’s asset/liability management strategy - such as those implemented during fiscal 2008 by which all loans originated were added to the portfolio - will also cause fluctuations in gains and losses on sale of loans. Additionally, such gains and losses also reflected the impact of infrequent investment security sales for asset/liability management purposes. As a percentage of average total assets, the Company reported no gains and losses on asset sales for the three months ended December 31, 2008 while such gains and losses totaled less than 0.01% for all of fiscal 2008.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, data processing and other general and administrative expenses. As a percentage of average total assets, noninterest expense for the three months ended December 31, 2008 totaled 2.18% representing a nine basis point reduction from 2.27% reported for all of fiscal 2008.

A significant portion of the improvement in noninterest expense was attributable to various compensation-related factors. For example, during the first quarter of fiscal 2008, the Company enacted a reduction in workforce resulting in the elimination of five managerial and administrative support positions. Throughout the remainder of fiscal 2008, additional staffing adjustments were made as opportunities to reduce branch and non-branch staffing levels arose through general attrition. Additional adjustments to the Company’s non-branch staffing levels were initiated in the first quarter of fiscal 2009 resulting in further reductions in the Company’s number of full time equivalent employees. Through December 31, 2008, the Company has reduced its number of full time equivalent employees by over 13% since the beginning of fiscal 2008. The Company will continue to monitor its employee staffing levels in relation to the goals and objectives of its business plan and may consider further opportunities to adjust such staffing levels, as appropriate, to support the achievement of those goals and objectives.

Additionally, in 2008, the Company recognized an increase in compensation expense attributable to the death of a Director Emeritus of the Company during the second fiscal quarter. Under the terms of the Company’s restricted stock and stock option plans, the vesting of the remaining unearned benefits accruing to the director through these plans was automatically accelerated. As such, the Company incurred an acceleration of the remaining pre-tax expenses associated with these benefits totaling approximately $254,000 during fiscal 2008 for which no comparable expense has been recorded in fiscal 2009.

The noninterest expense reported for both comparative periods fully reflects the ongoing costs of the three full-service branches opened during fiscal 2007. In general, management expects occupancy and equipment expense to increase in the future as we continue to implement our de novo branching strategy to expand our branch office network. As noted earlier, while the Company currently has no commitments to open additional de novo deposit branches during the next fiscal year, the Company would consider additional branching projects during fiscal 2009 if appropriate opportunities were to arise. Our current business plan targets the opening of up to three additional de novo branches over approximately the next five years. The costs for land purchases or leases, branch construction costs and ongoing operating costs for additional branches will impact future earnings.

The Company also expects occupancy expense to continue to reflect the costs associated with the relocation of the Bank’s Bloomfield branch which opened in April 2008. This relocation has significantly upgraded and modernized the Bloomfield branch facility, supporting the Company’s deposit growth and customer service enhancement objectives. The relocation will also support potential expansion of the administrative and lending office space within the Company’s existing headquarters facility, where the branch had previously been located, should such expansion be required to support the Company’s business plan.

Notwithstanding the comparative improvements in compensation-related expenses and overall consistency in occupancy and equipment expense between fiscal 2008 and the first three months of fiscal 2009, the Company does expect to report continuing increases in legal and professional and consulting expenses in the coming quarters as it incurs expenses relating to the upcoming merger with Investors Bancorp announced on December 15, 2008.

In total, our return on average assets increased 15 basis points to 0.36% for the three months ended December 31, 2008 from 0.21% for all of fiscal 2008, while return on average equity increased 116 basis points to 2.47% from 1.31% for the same comparative periods.

Comparison of Financial Condition at December 31, 2008 and September 30, 2008

Our total assets increased by $7.2 million, or 1.2%, to $628.8 million at December 31, 2008 from $621.6 million at September 30, 2008. The increase primarily reflected comparatively higher balances of loans receivable, net partially offset by lower balances of cash and cash equivalents and investment securities.

Cash and cash equivalents decreased by $2.4 million, or 12.0%, to $17.9 million at December 31, 2008 from $20.4 million at September 30, 2008. The net decrease in cash and cash equivalents primarily reflects cash outflows funding growth in loans receivable, net and repayment of maturing and amortizing borrowings partially offset by cash inflows from investment security maturities and repayments and continued net growth in deposits.

The Company expects to continue reinvesting the proceeds received through its growth in deposits into the loan portfolio over time as lending opportunities arise. To the extent supported by loan demand and origination volume, the Company expects to reinvest deposit proceeds into its commercial loan portfolio. However, the net addition of residential mortgages to the loan portfolio, including longer term, fixed rate one- to four-family mortgages which were historically sold into the secondary market, may continue augmenting the growth in the Company’s commercial loans. (See further discussion in the subsequent section titled “Quantitative and Qualitative Disclosures About Market Risk”.)

Securities classified as available-for-sale decreased $1.8 million, or 2.3%, to $79.3 million at December 31, 2008 from $81.2 million at September 30, 2008 while securities held-to-maturity decreased approximately $331,000, or 4.4% to $7.2 million from $7.5 million for those same comparative periods.

The balance of available-for-sale securities includes investments acquired in a wholesale growth transaction executed during fiscal 2008 through which the Company purchased approximately $50.0 million of mortgage-related investment securities funded by an equivalent amount of borrowings. The ongoing net interest income resulting from this transaction continues to augment the Company’s earnings to offset a portion of the near term costs associated with executing its business plan. Through this transaction, the Company took advantage of the opportunity to acquire agency, AAA-rated mortgage-related securities at historically wide interest rate spreads in relation to the cost of wholesale funding sources.

The following table compares the composition of the Company’s investment securities portfolio by security type as a percentage of total assets at December 31, 2008 with that of September 30, 2008. Amounts reported exclude unrealized gains and losses on the available for sale portfolio.

	December 31, 2008		September 30, 2008
		Percent of		Percent of
Type of Securities	Amount	Total Assets	Amount	Total Assets
	(Dollars in thousands)

Fixed rate MBS	$46,876	7.46%	$48,669	7.83%
ARM MBS	9,100	1.45	9,454	1.52
Fixed rate CMO	27,823	4.42	29,699	4.78
Floating rate CMO	1,649	0.26	1,750	0.28
Fixed rate agency debentures	—	—	—	—

Total	$85,448	13.59%	$89,572	14.41%

Assuming no change in interest rates, the estimated average life of the investment securities portfolio was 3.09 years and 4.42 years, respectively, at December 31, 2008 and September 30, 2008. Assuming a hypothetical immediate and permanent increase in interest rates of 300 basis points, the estimated average life of the portfolio would have extended to 5.91 years and 6.03 years at December 31, 2008 and September 30, 2008, respectively.

Loans receivable, net increased by $12.8 million, or 2.7%, to $491.4 million at December 31, 2008 from $478.6 million at September 30, 2008. The growth was comprised of net increases in commercial loans totaling $3.2 million or 1.8%. Such loans include multi-family, nonresidential real estate, construction and business loans. The increase in loans receivable, net also included net increases in one- to four-family first mortgages of $7.9 million, net increases in home equity loans and home equity lines of credit totaling $1.2 million and net increases in consumer loans of $522,000. Offsetting the growth in these categories was a net increase to the allowance for loan losses totaling $62,000 due to overall growth in the loan portfolio.

One- to four-family mortgage loans are generally grouped by the Bank into one of three categories based upon underwriting criteria: “Prime”, “Alt-A” and “Sub-prime” mortgages. Sub-prime loans are generally defined by the Bank as loans to borrowers with deficient credit histories and/or higher debt-to-income ratios. Loans falling within the Alt-A category, as defined by the Bank, include loans to borrowers with blemished credit credentials that are less severe than those characterized by Sub- prime loans but otherwise preclude the loan from being considered Prime. Alt-A loans may also be characterized by other underwriting or documentation exceptions such as reduced or limited loan documentation. Loans without the deficiencies or exceptions characterizing Sub-prime and Alt-A loans are considered Prime and comprise over 97% of the one- to four-family mortgages within the Bank’s loan portfolio.

The Bank does not currently offer Sub-prime loan programs. Prior to fiscal 2007, the Bank had offered a limited number of one- to four-family loan programs through which it originated and retained Sub-prime loans to borrowers with deficient credit histories or higher debt-to-income ratios. At December 31, 2008 and September 30, 2008, the remaining balance and number of these loans were approximately $1.2 million and 9 loans, respectively, at each date. Two Sub-prime loans with balances of $305,312 and $155,485 were each one payment past due at December 31, 2008. The remaining seven loans were performing in accordance with their terms for the periods reported.

Through fiscal 2007, the Bank offered an Alt-A stated income loan program by which it originated and retained loans to borrowers whose income was affirmatively stated at the time of application, but not verified by the Bank. The Bank discontinued that program in the first quarter of fiscal 2008. At December 31, 2008 and September 30, 2008, the remaining balance and number of these loans were approximately $6.8 million and 25 loans, respectively, at each date. One Alt-A loan with a remaining balance of $415,868 was two payments past due at December 31, 2008. The remaining 24 loans were performing in accordance with their terms for the periods reported.

The Bank continues to offer a limited Alt-A program through which it originates and sells all such loans to Fannie Mae under its Expanded Approval program on a non-recourse, servicing retained basis. A significant portion of the loans originated under this remaining Alt-A program support the procurement of mortgage financing for first time home buyers.

At December 31, 2008 and September 30, 2008, respectively, the balance of one- to four-family mortgage loans included $21.5 million and $22.5 million of thirty year adjustable rate loans with initial fixed interest rate periods of three to ten years during which time monthly loan payments comprise interest only. After the initial period, the monthly payments on such loans are adjusted to reflect the collection of both interest and principal over the loan’s remaining term to maturity.

As noted earlier, the Company is carefully monitoring one fully disbursed construction loan on a completed project which has an outstanding principal balance of $6.8 million which may be classified as nonperforming by the Bank during the next quarter ending March 31, 2009. The loan is secured by a completed 13 unit condominium project located in Wildwood Crest, New Jersey. The loan includes personal guarantees for all indebtedness.

The following two tables compare the composition of the Company’s loan portfolio by loan type as a percentage of total assets at December 31, 2008 with that of September 30, 2008. Amounts reported exclude allowance for loan losses and net deferred origination costs.

The table below generally defines loan type by loan maturity and/or repricing characteristics:

	December 31, 2008		September 30, 2008
		Percent of		Percent of
Type of Loans	Amount	Total Assets	Amount	Total Assets
	(Dollars in thousands)

Construction (1)	$39,664	6.31%	$40,119	6.45%
Prime-indexed Land	3,695	0.59	3,666	0.59
1/1 and 3/3 ARMs	5,457	0.87	7,275	1.17
3/1 and 5/1 ARMs	135,604	21.56	128,984	20.75
5/5 and 10/10 ARMs	48,208	7.67	46,565	7.49
7/1 and 10/1 ARMs	6,417	1.02	5,489	0.88
15 year fixed or less	150,619	23.95	150,117	24.15
Greater than 15 year fixed	71,001	11.29	68,850	11.08
Prime-indexed HELOC	22,707	3.61	20,836	3.35
Consumer (2)	1,681	0.27	1,159	0.19
Business (3)	8,424	1.34	7,543	1.21

Total	$493,477	78.48%	$480,603	77.31%

(1)	Construction loans are generally floating rate with original maturities of two years or less.

(2)	Consumer loans are generally fixed rate with original maturities of less than five years.

(3)	Business loans are generally fixed or floating rate with original maturities of five years or less.

The table below generally defines loan type by collateral or purpose:

	December 31, 2008		September 30, 2008
		Percent of		Percent of
Type of Loans	Amount	Total Assets	Amount	Total Assets
	(Dollars in thousands)

Construction (1)	$39,664	6.31%	$40,119	6.45%
1-4 family mortgage	283,959	45.15	276,690	44.51
Multifamily (5+) mortgage	38,157	6.07	36,869	5.93
Nonresidential mortgage	94,675	15.06	90,704	14.59
Land	4,210	0.67	6,683	1.08
1-4 family HELOC	22,707	3.61	20,836	3.35
Consumer (2)	1,681	0.27	1,159	0.19
Business (3)	8,424	1.34	7,543	1.21

Total	$493,477	78.48%	$480,603	77.31%

(1)	Construction loans generally include loans collateralized by land and one- to four family, multifamily and commercial buildings in process of construction.

(2)	Consumer loans generally include secured account loans and unsecured overdraft protection balances.

(3)	Business loans generally include secured and unsecured business lines of credit and term notes.

Total deposits increased by $11.5 million, or 2.6%, to $459.2 million at December 31, 2008 from $447.7 million at September 30, 2008. This net growth reflected increases in certificates of deposit of $23.1 million offset by reductions in the balance of interest-bearing checking, including money market checking, savings, and noninterest-bearing checking accounts of $7.3 million, $1.9 million and $2.4 million, respectively. These net changes reflect, in part, the disintermediation of a portion of the non-maturity deposits generated through the three branches opened during fiscal 2007 on which interest rates have been reduced from the higher, promotional levels originally. Additionally, such changes also reflect the Company continuing to offer highly competitive certificate of deposit rates on select products at its Nutley and Clifton branches during the first quarter of fiscal 2009 to achieve its branch growth and profitability objectives.

The following table compares the composition of the Company’s deposit portfolio by category as a percentage of total assets at December 31, 2008 with that of September 30, 2008.

	December 31, 2008		September 30, 2008
Deposit category	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Noninterest bearing checking	$29,077	4.62%	$31,447	5.06%
Money market checking	52,993	8.43	60,580	9.75
Interest bearing checking	15,017	2.39	14,727	2.37
Money market savings	8,207	1.31	8,355	1.34
Other savings	74,985	11.92	76,737	12.34
Certificates of deposit	278,939	44.36	255,841	41.16

Total	$459,218	73.03%	$447,687	72.02%

The following table compares the composition of the Company’s deposit portfolio by branch as a percentage of total assets at December 31, 2008 with that of September 30, 2008.

	December 31, 2008		September 30, 2008
Branch	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Bloomfield	$222,843	35.44%	$220,421	35.45%
Cedar Grove	114,332	18.18	111,876	18.00
Verona	46,256	7.36	46,298	7.45
Nutley	40,441	6.43	37,789	6.08
Clifton	35,346	5.62	31,303	5.04

Total	$459,218	73.03%	$447,687	72.02%

Borrowings decreased $6.0 million, or 8.0%, to $69.5 million at December 31, 2008 from $75.5 million at September 30, 2008. The reduction in borrowings was attributable to net repayment of maturing and amortizing fixed rate FHLB term advances of which $5.0 million had originally been drawn in connection with the $50 million wholesale growth strategy executed in fiscal 2008.

The following table compares the composition of the Company’s borrowing portfolio by remaining term to maturity as a percentage of total assets at December 31, 2008 with that of September 30, 2008. Scheduled principal payments on amortizing borrowings are reported as maturities.

	December 31, 2008		September 30, 2008
Remaining Term	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Overnight	$—	—%	$—	—%
One year or less	7,530	1.20	12,547	2.02
Greater than one to two years	16,000	2.54	16,000	2.57
Greater than two to three years	6,000	0.95	6,000	0.97
Greater than three to four years	5,000	0.80	5,000	0.80
Greater than four to five years	—	—	1,000	0.16
More than five years (1)	35,000	5.57	35,000	5.63

Total	$69,530	11.06%	$75,547	12.15%

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

Equity increased $1.6 million, or 1.7% to $92.4 million at December 31, 2008 from $90.8 million at September 30, 2008. The reported increase in equity was primarily attributable to an increase in accumulated other comprehensive income attributable to a $1.2 million after-tax improvement in the market value of available-for-sale investments augmented by earnings, net of dividends paid, and other credits to additional paid-in–capital.

Comparison of Operating Results for the Three Months Ended December 31, 2008 and December 31, 2007

General. The Company recorded net income of $555,000 for the three months ended December 31, 2008, an increase of $462,000, or 496.8% from the three months ended December 31, 2007 when the Company reported net income of $93,000. The increase in net income resulted from increases in net interest income and noninterest income partially offset by increases in noninterest expense, the provision for loan losses and the provision for income taxes.

Interest Income. Total interest income increased $208,000 or 2.7% to $8.0 million for the three months ended December 31, 2008 from $7.8 million for the three months ended December 31, 2007. For those same comparative periods, the average yield on interest-earning assets decreased 41 basis points to 5.43% from 5.84% while the average balance of interest-earning assets increased $55.1 million to $592.0 million from $536.9 million.

Interest income on loans increased $235,000 or 3.5%, to $7.0 million for the three months ended December 31, 2008 from $6.7 million for the three months ended December 31, 2007. This increase was due, in part, to a $39.9 million increase in the average balance of loans receivable, including loans held for sale, to $483.3 million for the three months ended December 31, 2008 from $443.4 million for the three months ended December 31, 2007. The impact of the higher average balance was partially offset by a reduction in the average yield on loans which decreased 31 basis points to 5.77% from 6.08% for those same comparative periods.

Interest income on securities increased $383,000 or 59.3% to $1.0 million for the three months ended December 31, 2008 from $646,000 for the three months ended December 31, 2007. The increase was due, in part, to a 17 basis point increase in the yield on investment securities which increased to 4.67% for the three months ended December 31, 2008 from 4.50% for the three months ended December 31, 2007. The increase in yield primarily resulted from the maturity and repayment of lower yielding investment securities coupled with higher yields on newly purchased securities, including those relating to the $50.0 million wholesale growth transaction completed in fiscal 2008. The impact on interest income attributable to the increase in the yield was augmented by a $30.7 million increase in the average balance of investment securities, excluding the available for sale mark to market adjustment, to $88.2 million for the three months ended December 31, 2008 from $57.4 million for the three months ended December 31, 2007.

Interest and dividend income on federal funds sold, other interest-earning deposits and FHLB stock decreased $411,000 to $40,000 for the three months ended December 31, 2008 from $451,000 for the three months ended December 31, 2007. This decrease in income was due, in part, to a decline in the average yield on these assets which decreased 422 basis points to 0.77% from 4.99% for the same comparative periods reflecting reductions in short term market interest rates. A $15.5 million decline in the average balance of these assets to $20.6 million for the three months ended December 31, 2008 from $36.1 million for the three months ended December 31, 2007 also contributed to the reduced interest income reported for these assets. The average balances reported and used for yield calculations reflect, where appropriate, the reduction for outstanding checks issued against such accounts. This has the effect of increasing the reported yield on such assets.

Interest Expense. Total interest expense decreased by $662,000 or 14.0% to $4.1 million for the three months ended December 31, 2008 from $4.7 million for the three months ended December 31, 2007. For those same comparative periods, the average cost of interest-bearing liabilities decreased 105 basis points from 4.33% to 3.28%, while the average balance of interest-bearing liabilities increased $58.7 million or 13.4% to $495.7 million for the three months ended December 31, 2008 from $437.0 million for the three months ended December 31, 2007.

Interest expense on deposits decreased $751,000 or 17.7% to $3.5 million for the three months ended December 31, 2008 from $4.2 million for the three months ended December 31, 2007. This decrease was largely attributable to a reduction in the Company’s overall cost of interest-bearing deposits which decreased 95 basis points to 3.29% for the three months ended December 31, 2008 from 4.24% for the three months ended December 31, 2007. The components of this decrease include a 195 basis point reduction in the average cost of interest-bearing checking accounts to 2.46% from 4.41%, a 57 basis point reduction in the average cost of savings accounts to 2.05% from 2.62% and a 102 basis point reduction in the cost of certificates of deposit to 3.89% from 4.91%. The decrease in the cost of interest-bearing deposits was primarily attributable to two related factors. First, the Company has reduced the interest rates paid on deposits generated through the three full-service branches opened during fiscal 2007 on which promotional interest rates had continued to be paid during a portion of fiscal 2008. Deposits acquired through those de novo branches no longer reflect the effects of promotional pricing. Second, reductions in market interest rates enabled the Company to reduce rates paid on many interest-bearing deposit types across all branches.

The effect of the reduction in deposit costs on interest expense was partially offset by growth in the average balance of interest-bearing deposits which increased $25.1 million to $424.4 million for the three months ended December 31, 2008 from $399.4 million for the three months ended December 31, 2007. The reported net growth in the average balance of interest-bearing deposits comprised a $71.7 million increase in the average balance of certificates of deposit partially offset by declines of $38.3 million and $8.3 million, respectively, in the average balances of interest-bearing checking accounts and savings accounts. Such declines reflect the disintermediation of such deposits into higher yielding time deposits.

Interest expense on borrowings increased $89,000 to $583,000 for the three months ended December 31, 2008 from $494,000 for the three months ended December 31, 2007. This increase in interest expense reflects a $33.6 million increase in the average balance of borrowings to $71.2 million for the three months ended December 31, 2008 from $37.6 million for the three months ended December 31, 2007. The impact on interest expense attributable to this increase in average balance was partially offset by a decline in cost of borrowings which decreased 198 basis points to 3.28% for the three months ended December 31, 2008 from 5.26% for the three months ended December 31, 2007. The changes in the average cost and average balance of borrowings between the two comparative periods generally reflects the addition of $50.0 million of comparatively lower costing borrowings relating to the wholesale growth transaction noted earlier, partially offset by the repayment of all maturing FHLB term advances, including a portion of those related to that transaction, since the close of the earlier comparative period.

Net Interest Income. Net interest income increased by $870,000 or 28.0%, to $4.0 million for the three months ended December 31, 2008 from $3.1 million for the three months ended December 31, 2007. For those same comparative periods, the Company’s net interest rate spread widened 65 basis points to 2.15% from 1.50% while the net interest margin increased 37 basis points to 2.68% from 2.31%. As noted earlier, the change in the Company’s net interest margin was significantly impacted by the Company’s share repurchase plans. The average balance of the Company’s treasury stock increased $9.9 million to $41.7 million for the three months ended December 31, 2008 from $31.9 million for the three months ended December 31, 2007. Based upon that growth in the average balance of the Company’s treasury stock account and its average yield on interest-earning assets reported for the earlier comparative period, the Company estimates that the net increase of $870,000 in net interest income was reduced by approximately $144,000 attributable to interest earned during the earlier comparative period on the interest-earning assets that were subsequently utilized to fund share repurchases.

Provision for Loan Losses. Using the loan loss allowance methodology described under Critical Accounting Policies found later in this discussion, the provision for loan losses totaled $153,000 for the three months ended December 31, 2008, representing an increase of $14,000 from the three months ended December 31, 2007. The expense for the first quarter of fiscal 2009 reflected a provision of $92,000 attributable to one impaired construction loan, that portion of which was deemed uncollectible by management during its asset quality review conducted at December 31, 2008 and therefore charged off. Excluding this adjustment, the provision for loan losses for both comparative periods resulted from the application of historical and environmental loss factors against the net growth in loans in accordance with the Bank’s loan loss methodology.

In total, the allowance for loan losses as a percentage of gross loans outstanding remained at 0.63% for the periods ended December 31, 2008 and September 30, 2008. These ratios reflect allowance for loan loss balances of $3.1 million and $3.0 million, respectively. Notwithstanding the consistency between linked periods, the overall increase in the ratio of allowance to gross loans reported over the past several quarters continues to reflect the changing composition of the portfolio with greater strategic emphasis on loans with higher risk factors.

As noted earlier, nonperforming loans increased to 0.30% of total assets at December 31, 2008 compared with 0.18% at September 30, 2008. The level of the allowance is based on estimates and the ultimate losses may vary from those estimates.

Noninterest Income. Noninterest income increased $45,000 or 11.4% to $440,000 for the three months ended December 31, 2008 from $395,000 for the three months ended December 31, 2007. The growth in noninterest income was largely attributable to an increase of $16,000 in income from the cash surrender value of life insurance attributable to a combination of higher average balances and improved yields on those assets. Additionally, the Company reported an increase of $34,000 in other noninterest income attributable, in part, to growth in loan-related fees and charges including, but not limited to, increases in prepayment penalties and loan withdrawal fees. Additionally, the Company recognized an additional $17,000 in other noninterest income attributable to a partial recovery of losses incurred several years earlier relating to assets held by the Bank’s retirement plan.

Noninterest Expense. Noninterest expense increased $137,000 or 4.2% to $3.4 million for the three months ended December 31, 2008 from $3.3 million for the three months ended December 31, 2007. This growth in noninterest expense was primarily attributable to comparative increases in occupancy and equipment, data processing, legal, and other non interest expenses of $37,000, $34,000, $112,000 and $117,000, respectively. These increases in noninterest expense were partially offset by comparative reductions in compensation expenses and advertising and marketing expenses of $120,000 and $48,000, respectively.

The reported increase in occupancy and equipment expense was largely attributable to additional depreciation costs arising from the Bank’s Bloomfield branch which was relocated from the administrative headquarters to a new facility in April 2008. Such increases also reflect a comparative increase in recurring and non-recurring costs associated with the maintenance, testing and repair of the Bank’s internal IT infrastructure. Increases in data processing expense generally reflect the additional core processing and item processing costs resulting from the growth in accounts and transaction volume coupled with the added data processing infrastructure costs associated with the relocated Bloomfield branch.

The increase in legal expense was largely attributable to costs incurred associated with the Company’s upcoming merger with Investors Bancorp announced on December 15, 2008. Through December 31, 2008, the Company has incurred approximately $135,000 in legal expense associated with the merger. Excluding these merger-related expenses, legal expense for the three months ended December 31, 2008 totaled $28,000 reflecting a reduction of $23,000 from the same comparative period in fiscal 2008.

The reported increase in other noninterest expense resulted primarily from increases in FDIC insurance expense. This increase was attributable, in part, to overall growth in the balance of FDIC-insured deposits. However, the increase also reflects the expiration of FDIC insurance credits which had previously reduced the Bank’s net cost of FDIC deposit insurance throughout a portion of fiscal 2008.

Partially offsetting these increases in noninterest expense was a comparative net reduction in employee and director compensation expense which comprised several offsetting components. The most significant of these was a reduction of $115,000 in employee wages and salaries, including overtime compensation, which generally reflects the expense reductions resulting from the employee staffing adjustments reviewed earlier in this discussion.

Finally, the reported decrease in advertising and marketing expense reflects the higher level of such expenditures during the earlier comparative period attributable to the continued promotion of the Bank’s Nutley and Clifton branches which opened in May 2007 and August 2007, respectively.

Provision for Income Taxes. The provision for income taxes increased $302,000 for the three months ended December 31, 2008 compared with the three months ended December 31, 2007. For the more recent period, the Company’s effective income tax rate was 34.4% compared with an effective income tax benefit rate of 13.4% for the earlier comparative period. The tax expense in the current and prior period, respectively, reflects the comparative levels of pre-tax income coupled with the level of “tax favored” income reported by the Company during each period. “Tax favored” income arises from revenue sources on which the Company pays income taxes at a comparatively lower effective tax rate than it generally pays on other sources of income.

Specifically, the Company’s effective tax rate is influenced by the level of interest income on investment securities held by the Bank’s investment subsidiary, American Savings Investment Corporation (“ASIC”). ASIC is a wholly owned New Jersey investment subsidiary formed in August 2004 by American Bank of New Jersey. The purpose of this subsidiary is to invest in stocks, bonds, notes and all types of equity, mortgages, debentures and other investment securities. Interest income from this subsidiary is taxed by the state of New Jersey at an effective rate lower than the statutory corporate state income tax rate. Additionally, the Company also recognizes tax exempt income from the cash surrender value of bank owned life insurance.

The Company recognized income from these two “tax favored” sources during both comparative periods. However, the comparatively lower pretax net income reported for earlier comparative period resulted in the items discussed above having a proportionally greater net beneficial impact on the Company’s reported effective tax rate in the current period.

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

In evaluating the level of the allowance for loan losses, management considers the Company’s historical loss experience as well as various “environmental factors” including the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, industry condition information, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate and home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions. Large balance and/or more complex loans, such as multi-family, nonresidential real estate, construction and business loans, are evaluated individually for impairment. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as projected events change.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses in the periods presented was maintained at a level that represented management’s best estimate of losses in the loan portfolio to the extent they were both probable and reasonable to estimate.

Application of the Bank’s loan loss methodology outlined above results, in part, in historical and environmental loss factors being applied to the outstanding balance of homogeneous groups of loans to estimate probable credit losses. Both historical and environmental loss factors are reviewed and updated quarterly, where appropriate, as part of management’s assessment of the allowance for loan losses.

During fiscal 2008, changes to environmental factors used in the Bank’s allowance for loan loss calculations were made reflecting the Company’s increased strategic focus on commercial lending within an increasingly challenging economic and lending environment. Environmental factors applied to the outstanding balance of commercial loans reflected the changes to overall lending policies, procedures and practices associated with that strategic emphasis, the increased volume of commercial loans in relation to total loan originations, changes in credit concentration reflecting larger loan balances to borrowers and concerns about deteriorating economic conditions and their impact on regional real estate values. The impact of these increases were largely offset by reductions in environmental factors attributable to tightened underwriting standards within the one- to four-family mortgage loan portfolio. No changes to environmental loss factors were enacted during the first three months of fiscal 2009.

Management generally expects the allowance for loan losses to continue to increase to the extent that the Company’s strategic emphasis on commercial lending, coupled with its traditional one- to four-family lending activities, continues to result in net loan growth given the currently challenging economic and lending environment.

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

The Bank’s short term liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank’s primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the level of market interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances and reverse repurchase agreements to leverage its capital base by providing funds for its lending and investing activities, and to enhance its interest rate risk management.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various loan products and in securities collateralized by loans. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities. At December 31, 2008, the total approved loan origination commitments outstanding amounted to $15.4 million. At the same date, unused lines of credit were $30.5 million and loans in process were $12.9 million.

Certificates of deposit scheduled to mature in one year or less at December 31, 2008, totaled $256.1 million. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. Additionally, at December 31, 2008 the Bank has $7.5 million of borrowings from the Federal Home Loan Bank of New York (“FHLB”) maturing in one year or less all of which are currently expected to be repaid without renewal at maturity. Repayment of such advances increases the Bank’s unused borrowing capacity from the FHLB which totaled $122.6 million as of December 31, 2008. In calculating our borrowing capacity, the Bank utilizes the FHLB’s guideline, which generally limits advances secured by residential mortgage collateral to 25% of the Bank’s total assets. On that basis, the total collateralized borrowing limit from the FHLB was $157.2 million of which we had $34.5 million outstanding.

The following tables disclose our contractual obligations and commercial commitments as of December 31, 2008. Scheduled principal payments on amortizing borrowings are reported as maturities.

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Time Deposits	$278,939	$256,050	$9,157	$4,713	$9,019
Borrowings(1)	69,530	7,530	22,000	5,000	35,000

Total	$348,469	$263,580	$31,157	$9,713	$44,019

	Total
	Amounts	Less Than			Over
	Committed	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Lines of credit(1)	$30,519	$3,881	$2,183	$994	$23,461
Land lease - Bloomfield	2,256	139	277	300	1,540
Building lease - Nutley	1,393	92	184	191	926
Loans in process(1)	12,900	7,190	5,710	—	—
Other commitments to extend credit(1)	15,442	15,442	—	—	—

Total	$62,510	$26,744	$8,354	$1,485	$25,927

(1)	Represents amounts committed to customers.

In addition to the commitment included in the table above, the Bank has one outstanding standby letter of credit totaling $247,320. The standby letter of credit, which represents a contingent liability to the Bank, expires in June 2009.

Regulatory Capital

Consistent with its goals to operate a sound and profitable financial organization, American Bank of New Jersey actively seeks to maintain its classification as a “well capitalized” institution in accordance with regulatory standards. The Bank’s total equity was $75.9 million at December 31, 2008, or 12.07% of total assets on that date. As of December 31, 2008, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank’s regulatory capital ratios at December 31, 2008 were as follows: core capital 11.98%; Tier I risk-based capital, 18.41%; and total risk-based capital, 19.17%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

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

 Tables presenting the composition and allocation of the Company’s interest-earning assets and interest-costing liabilities from an interest rate risk perspective are set forth in the preceding section of this report titled “Comparison of Financial Condition at December 31, 2008 and September 30, 2008.” These tables present the Company’s investment securities, loans, deposits, and borrowings by categories that reflect certain characteristics of the underlying assets or liabilities that impact the Company’s interest rate risk. Shown as a percentage of total assets, the comparative data presents changes in the composition and allocation of those interest-earning assets and interest-bearing liabilities that have influenced the level of interest rate risk embedded within the Company’s balance sheet.

 Our net interest margin may be adversely affected throughout several possible interest rate environments. For example, during fiscal 2007, the continued inversion of the yield curve, by which shorter term market interest rates exceed those of longer term rates, triggered further increases in the Bank’s cost of interest-bearing liabilities that outpaced our increase in yield on earning assets causing further net interest rate spread compression. Such compression resulted in a 36 basis point reduction in our net interest rate spread to 1.44% for fiscal 2007 from 1.80% for the fiscal year ended September 30, 2006.

By contrast, the steepening of the yield curve during fiscal 2008, by which shorter term market interest rates fall below those of longer term rates, contributed significantly to the 43 basis point increase in our net interest spread which widened to 1.87% for year ended September 30, 2008. This improvement resulted from reductions in the Company’s cost of interest-bearing liabilities that outpaced that of the reductions in our yield on earning assets. In large part, the improvements in net interest rate spread for fiscal 2008 resulted from the Company’s ability to support its yield on loans through its commercial lending strategies while it decreased its cost of retail deposits. The reduction in retail deposit interest costs reflects the overall reduction in shorter term market interest rates, but also reflected the downward adjustment of interest rates paid on deposits acquired through the de novo branches opened during fiscal 2007 on which the Company originally paid higher, promotional interest rates.

Our earnings may be impacted by an “earnings squeeze” in the future resulting from further movements in market interest rates. For example, we are vulnerable to an increase in interest rates because the majority of our loan portfolio consists of longer-term, fixed rate loans and adjustable rate mortgages, most of which are fixed rate for an initial period of time. At December 31, 2008, excluding allowance for loan losses and net deferred origination costs and including loans held for sale, loans totaled $493.5 million comprising 78.5% of total assets. As presented in the loan-related tables in the preceding section of this report titled “Comparison of Financial Condition at December 31, 2008 and September 30, 2008”, loans reported as fixed rate mortgages totaled $221.6 million or 35.2% of total assets while adjustable rate mortgages (“ARMs”) totaled $195.7 million or 31.1% of total assets. In a rising rate environment, our cost of funds may increase more rapidly than the interest earned on our loan portfolio and investment securities portfolio because our primary source of funds is deposits with substantially greater repricing sensitivity than that of our loans and investment securities. Having interest-bearing liabilities that reprice more frequently than interest-earning assets is detrimental during periods of rising interest rates and could cause our net interest rate spread to shrink because the increase in the rates we would earn on our securities and loan portfolios would be less than the increase in the rates we would pay on deposits and borrowings.

Notwithstanding the risks presented by the flat to inverted yield curve that was prevalent during fiscal 2007, or those resulting from increases to short term interest rates, a significant decrease in market interest rates could, by contrast, trigger a new wave of loan refinancing that could result in the margin compression experienced in prior years when rates fell to their historical lows at that time. This risk is particularly relevant at December 31, 2008, given the recent reductions in certain market interest rates to new, historical lows.

The Bank also faces the risk of continued disintermediation of our deposits into higher cost accounts and/or the potential for additional net deposit outflows. Specifically, we were successful in growing non-maturity deposits during fiscal 2007 due, in part, to higher promotional interest rates paid at the Bank’s three newest branches. Our ability to retain such deposits as rates on such accounts were incrementally adjusted to “non-promotional” levels was rigorously tested throughout fiscal 2008. While some expected outflows of the most price sensitive deposits was experienced – as evidenced particularly within the Verona branch – we also experienced noteworthy disintermediation of deposits across all branches into higher yielding accounts, such as certificates of deposit. That trend continued into the first quarter of fiscal 2009. Moreover, as noted earlier, recent volatility in the financial markets has resulted in competitors seeking to attract and/or retain liquidity through their retail deposit product offerings. Such strategies have resulted in significant upward pressure on retail deposit rates in relation to the general level of market interest rates.

Quantitative Aspects of Market Risk. The following table presents American Bank of New Jersey’s net portfolio value as of September 30, 2008 – the latest date for which information is available. The net portfolio value was calculated by the Office of Thrift Supervision, based on information provided by the Bank.

Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets			Board Established Limits
Changes in Rates	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change	Net Portfolio Value Ratio	Basis Point Change
(Dollars in thousands)

+300 bp	54,270	-27,544	-34%	9.09%	-379bp	5.00%	-450bp
+200 bp	64,193	-17,621	-22%	10.53%	-236bp	6.00%	-300bp
+100 bp	73,474	-8,341	-10%	11.80%	-108bp	7.00%	-150bp
0 bp	81,814			12.89%		8.00%
-100 bp	86,530	4,716	+6%	13.42%	+54bp	7.00%	-150bp

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

Strategies for the Management of Interest Rate Risk and Market Risk. The Board of Directors has established an Asset/Liability Management Committee which is responsible for monitoring interest rate risk. The committee comprises the Bank’s Chief Executive Officer, the Bank’s President and Chief Operating Officer, the Bank’s Senior Vice President and Chief Financial Officer, the Bank’s Senior Vice President and Chief Lending Officer, the Bank’s Senior Vice President Commercial Real Estate, the Bank’s VP Branch Administration and the Bank’s Vice President and Controller. Management conducts regular, informal meetings, generally on a weekly basis, to address the day-to-day management of the assets and liabilities of the Bank, including review of the Bank’s short term liquidity position; loan and deposit pricing and production volumes and alternative funding sources; current investments; average lives, durations and repricing frequencies of loans and securities; and a variety of other asset and liability management topics. The committee generally meets quarterly to formally review such matters. The results of the committee’s quarterly review are reported to the full Board, which makes adjustments to the Bank’s interest rate risk policy and strategies, as it considers necessary and appropriate.

The qualitative and quantitative interest rate analyses presented above indicate that various foreseeable movements in market interest rates may have an adverse effect on our net interest margin and earnings. The growth and diversification strategies outlined in the Company’s current business plan are designed not only to enhance earnings, but also to better support the resiliency of those earnings throughout various movements in interest rates. Toward that end, implementation of the Company’s business plan over time is expected to result in a better matching of the repricing characteristics of its interest-earning assets and interest-bearing liabilities. Specific business plan strategies to achieve this objective include:

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

(5)           Originate and retain one- to four-family home equity loans and variable rate lines of credit to increase loan portfolio repricing frequency and cash flows;

(6)           Originate both fixed and adjustable rate one- to four-family first mortgage loans eligible for sale in the secondary market and, if warranted, sell such loans on either a servicing retained or servicing released basis. The strategy reduces the balance of longer duration and/or non-prepayment protected loans while enhancing noninterest income.

At December 31, 2008, the Bank did not have any outstanding contracts to sell mortgage loans into the secondary market. During the first quarter of fiscal 2009, the Bank continued its strategy of retaining most one- to four-family mortgage loan originations for a period of time to augment the growth in commercial loans. The Bank also continued to offer a limited Alt-A program through which it originates and sells all such loans to Fannie Mae under its Expanded Approval program on a non-recourse, servicing retained basis. The Bank carefully monitors the earnings, liquidity, and balance sheet allocation impact of these strategies and will make interim adjustments, as necessary, to support achievement of the Company’s business plan goals and objectives. Toward that end, the Bank is in the process of reevaluating its current strategy of retaining most one- to four-family mortgage loan originations. Such reevaluation may result in the Bank returning to a strategy of selling longer term, fixed rate conforming mortgage loan originations into the secondary market.

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

The Bank will also selectively consider certain strategies to enhance net interest income as opportunities arise to do so in a manner that supports the goals and objectives of the Company’s business plan. Notwithstanding the discussion above, the implementation of these strategies may result in an acceptable and manageable increase to the level of interest rate risk within the balance sheet. Such an opportunity arose during the second quarter of fiscal 2008 when the Company completed a wholesale growth transaction through which the Company purchased approximately $50.0 million of mortgage-related investment securities funded by an equivalent amount of borrowings. Through this transaction, the Company took advantage of the opportunity presented by the turmoil in the mortgage securities markets at that time to acquire agency, AAA-rated mortgage-related securities at historically wide interest rate spreads in relation to the cost of wholesale funding sources. The ongoing net interest income resulting from this transaction continues to augment the Company’s core earnings.

ITEM 4.	CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (“the Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of the end of the period covered by this quarterly report are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)
Changes in internal controls: In the last fiscal quarter, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

At December 31, 2008, the Company and its subsidiaries were not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company’s financial condition and results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended September 30, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our share repurchase activity during the three months ended December 31, 2008 and additional information regarding our share repurchase program.

(c) Total Number
			of Shares (or	(d) Maximum Number
	(a) Total		Units) Purchased	(or Approximate Dollar
	Number	(b)	as Part Of	Value) of Shares (or
	Of Shares (or	Average Price	Publicly	Units) that May Yet Be
	Units)	Paid per Share	Announced Plans	Purchased Under
Period	Purchased	(or Unit)	or Programs	Plans or Programs (1)

Repurchases for the Month

October 1 – October 31, 2008	—	—	—	468,214
November 1 – November 30, 2008	—	—	—	468,214
December 1 – December 31, 2008	—	—	—	468,214

Total repurchases	—	—

 (1)  The shares reported were repurchased under a share repurchase plan announced by the Company on January 2, 2008 through which five percent, or approximately 575,000, of the Company’s outstanding shares would be repurchased through open market or privately negotiated transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)	Exhibits

	2	Agreement and Plan of Merger dated as of December 14, 2008, by and between Investors Bancorp, Inc. and American Bancorp of New Jersey, Inc. (1)

	3.1	Certificate of Incorporation of American Bancorp of New Jersey, Inc.(2)

	3.2	Amended and Restated Bylaws of American Bancorp of New Jersey, Inc.(3)

	4	Specimen Stock Certificate of American Bancorp of New Jersey, Inc.(2)

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14a and 15d-14a.

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14a and 15d-14a.

	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-51500) filed with the SEC on December 16, 2008.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-125957) filed with the SEC on June 20, 2005.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-51500) filed with the SEC on December 10, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Bancorp of New Jersey, Inc.
(Registrant)

Date: February 9, 2009	/s/Joseph Kliminski
Joseph Kliminski
Chief Executive Officer

Date: February 9, 2009	/s/Eric B.Heyer
Eric B. Heyer
Senior Vice President and Chief Financial Officer