Form 10-Q
period 2009-03-31
AMERICAN BANCORP OF NEW JERSEY INC
filed 2009-05-11
CIK 1330039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of May 8, 2009, there were 10,855,529 outstanding shares of the Registrant’s Common Stock.

AMERICAN BANCORP OF NEW JERSEY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

American Bancorp of New Jersey, Inc.
Statements of Financial Condition
(in thousands, except share data)
(unaudited)

	March 31, 2009	September 30, 2008

ASSETS
Cash and cash equivalents
Cash and due from banks	$4,164	$5,158
Interest-earning deposits	37,012	15,217
Federal funds sold	—	—
Total cash and cash equivalents	41,176	20,375

Securities available-for-sale	94,311	81,163
Securities held-to-maturity (fair value, March 31, 2009 - $6,936 September 30, 2008 - $7,443)	6,804	7,509
Loans held for sale	—	—
Loans receivable, net of allowance for loan losses March 31, 2009 - $4,610, September 30, 2008 - $3,035)	490,717	478,574
Premises and equipment	11,646	11,894
Federal Home Loan Bank stock, at cost	2,382	2,743
Cash surrender value of life insurance	14,060	13,761
Accrued interest receivable	2,355	2,391
Other assets	3,461	3,223
Total assets	$666,912	$621,633

LIABILITIES AND EQUITY
Deposits
Non-interest-bearing	$31,206	$31,447
Interest-bearing	467,741	416,240
Total deposits	498,947	447,687

Advance payments by borrowers for taxes and insurance	3,004	2,811
Borrowings	67,513	75,547
Accrued expenses and other liabilities	5,073	4,740
Total liabilities	$574,537	$530,785

Commitments and contingent liabilities

Equity
Preferred stock, $.10 par value, 10,000,000 shares authorized at March 31, 2009 and September 30, 2008;	—	—

Common stock, $.10 par value, 20,000,000 shares authorized, 14,527,953 shares issued at March 31, 2009 and September 30, 2008; 10,855,529 and 10,859,692 outstanding at March 31, 2009 and September 30, 2008;	1,453	1,453

Additional paid in capital	116,566	115,661
Unearned ESOP shares	(7,424)	(7,649)
Retained earnings	22,443	23,648
Treasury Stock; 3,672,424 and 3,668,261 shares at March 31, 2009 and September 30, 2008	(41,771)	(41,724)
Accumulated other comprehensive income (loss)	1,108	(541)
Total equity	92,375	90,848

Total liabilities and equity	$666,912	$621,633

See accompanying notes to unaudited consolidated financial statements

American Bancorp of New Jersey, Inc.
Statements of Income
(in thousands, except share data)
(unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Interest and dividend income
Loan, including fees	$13,747	$13,423	$6,774	$6,685
Securities	2,004	1,328	975	683
Federal funds sold and other	72	673	32	222
Total interest income	15,823	15,424	7,781	7,590

Interest expense
NOW and money market	846	2,131	406	917
Savings	810	1,121	382	516
Certificates of deposit	5,224	4,850	2,606	2,430
Borrowings	1,132	1,015	548	521
Total interest expense	8,012	9,117	3,942	4,384

Net interest income	7,811	6,307	3,839	3,206

Provision for loan losses	1,666	309	1,513	171

Net interest income after provision for loan losses	6,145	5,998	2,326	3,035

Noninterest income
Deposit service fees and charges	428	442	205	216
Income from cash surrender value of life insurance	299	266	150	133
Gain on sale of loans	—	9	—	2
Loss on sales of securities available-for-sale	—	(5)	—	—
Other	117	121	49	87
Total noninterest income	844	833	404	438

Noninterest expense
Salaries, benefits and director fees	4,025	4,556	2,003	2,414
Occupancy and equipment	973	908	481	454
Data processing	433	384	219	204
Advertising and marketing	65	131	28	46
Professional and consulting	330	198	224	96
Legal	295	119	132	68
Other	860	548	481	286
Total noninterest expense	6,981	6,844	3,568	3,568

Income (loss) before provision for income taxes	8	(13)	(838)	(95)

Provision (benefit) for income taxes	26	(93)	(265)	(82)

Net income (loss)	$(18)	$80	$(573)	$(13)

Comprehensive income (loss)	$1,631	$592	$(99)	$298

Earnings (loss) per share:
Basic	$0.00	$0.01	$(0.06)	$0.00
Diluted	$0.00	$0.01	$(0.06)	$0.00

See accompanying notes to unaudited consolidated financial statements

American Bancorp of New Jersey, Inc.
Statements of Shareholders’ Equity
Six months ended March 31, 2008
(in thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity	Compre- hensive Income (Loss)
Balance at September 30, 2007	$1,453	$113,607	$(8,099)	$24,258	$(273)	$(30,353)	$100,593
RSP shares earned including tax benefit of vested awards	—	770	—	—	—	—	770
Tax benefit on dividends paid on unvested RSP shares	—	61	—	—	—	—	61
Share purchases (807,855 shares)	—	—	—	—	—	(8,427)	(8,427)
Stock options exercised	—	(19)	—	—	—	48	29
Stock options earned	—	356	—	—	—	—	356
ESOP shares earned	—	53	225	—	—	—	278
Cash dividends paid – $0.08 per share	—	—	—	(839)	—	—	(839)

Comprehensive income
Net income	—	—	—	80	—	—	80	$80
Change in unrealized loss on securities available-for-sale, net of taxes	—	—	—	—	512	—	512	512
Total comprehensive income								$592

Balance at March 31, 2008	$1,453	$114,828	$(7,874)	$23,499	$239	$(38,732)	$93,413

See accompanying notes to unaudited consolidated financial statements

American Bancorp of New Jersey, Inc.
Statements of Shareholders’ Equity
Six months ended March 31, 2009
(in thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity	Compre- hensive Income (Loss)
Balance at September 30, 2008	$1,453	$115,661	$(7,649)	$23,648	$(541)	$(41,724)	$90,848
Cumulative effect of adoption of EITF 06-04	—	—	—	(193)	—	—	(193)
Balance at October 1, 2008	1,453	115,661	(7,649)	23,455	(541)	(41,724)	90,655
Share purchase (4,163 shares)	—	—	—	—	—	(47)	(47)
RSP shares earned including tax benefit of vested awards	—	591	—	—	—	—	591
Tax benefit on dividends paid on unvested RSP shares	—	11	—	—	—	—	11
Stock options earned		267	—	—	—	—	267
ESOP shares earned	—	36	225	—	—	—	261
Cash dividends paid – $0.10 per share	—	—	—	(994)	—	—	(994)

Comprehensive income
Net income	—	—	—	(18)	—	—	(18)	$(18)
Change in unrealized loss on securities available-for-sale, net of taxes	—	—	—	—	1,649	—	1,649	1,649
Total comprehensive income								$1,631

Balance at March 31, 2009	$1,453	$116,566	$(7,424)	$22,443	$1,108	$(41,771)	$92,375

See accompanying notes to unaudited consolidated financial statements

American Bancorp of New Jersey, Inc.
Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net Income (loss)	$(18)	$80
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	301	252
Net amortization and accretion of premiums and discounts	(14)	(43)
Losses on sales of securities available-for-sale	—	5
ESOP compensation expense	261	278
Restricted stock plan compensation expense	528	715
Stock option plan compensation expense	267	356
Provision for loan losses	1,666	309
Increase in cash surrender value of life insurance	(299)	(266)
Gain on sale of loans	—	(7)
Proceeds from sales of loans	—	1,869
Origination of loans held for sale	—	(619)
Decrease (increase) in accrued interest receivable	36	(261)
Decrease (increase) in other assets	(520)	(83)
Change in deferred income taxes	(787)	(448)
Increase (Decrease) in other liabilities	140	340
Net cash provided by operating activities	1,561	2,477

Cash flows from investing activities
Net increase in loans receivable	(13,808)	(22,085)
Purchases of securities held-to-maturity	—	(1,108)
Principal paydowns on securities held-to-maturity	699	631
Purchases of securities available-for-sale	(20,001)	(54,841)
Sales of securities available-for-sale	—	11,510
Principal paydowns on securities available-for-sale	9,590	7,964
Purchase of Federal Home Loan Bank stock	—	(675)
Redemption of Federal Home Loan Bank stock	361	46
Purchase of premises and equipment	(53)	(1,489)
Net cash used in investing activities	(23,212)	(60,047)

Cash flows from financing activities
Net increase in deposits	51,260	8,430
Net change in advance payments by borrowers for taxes and insurance	193	110
Proceeds from borrowings	—	50,000
Repayment of borrowings	(8,034)	(1,032)
RSP tax benefit of vested awards	63	55
Tax benefit on dividends paid on unvested RSP shares	11	61
Proceeds from stock option exercises	—	29
Cash dividends paid	(994)	(839)
Treasury share purchases	(47)	(8,427)
Net cash provided by financing activities	42,452	48,387
Net change in cash and cash equivalents	20,801	(9,183)
Cash and cash equivalents at beginning of year	20,375	37,421

Cash and cash equivalents at end of period	$41,176	$28,238

(Continued)

American Bancorp of New Jersey, Inc.
Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2009	2008
Supplemental cash flow information:
Cash paid during the period for
Interest	$8,026	$9,114
Income taxes, net of refunds	1,177	485

Supplemental disclosures of non-cash financing transaction:
Cumulative effect of adoption of EITF 06-04	(193)	—

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

          The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank and ASB Investment Corp. (the “Investment Corp.”) as of March 31, 2009 and September 30, 2008 and for the three and six months ended March 31, 2009 and March 31, 2008. Significant intercompany accounts and transactions have been eliminated in consolidation. References in this Quarterly Report on Form 10-Q to the Company generally refer to the Company and the Bank, unless the context indicates otherwise. References to “we,” “us,” or “our” refer to the Bank or Company, or both, as the context indicates.

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

          The results of operations for the three and six months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year or any other period.

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

          The factors used in the earnings per share computation follow (in thousands except share data).

	Six Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Basic
Net income (loss)	$(18)	$80	$(573)	$(13)

Weighted average common shares outstanding	9,757,026	10,318,852	9,775,687	10,110,546

Basic earnings(loss) per common share	$0.00	$0.01	$(0.06)	$0.00

Diluted
Net income (loss)	$(18)	$80	$(573)	$(13)

Weighted average common shares outstanding for basic earnings per common share	9,757,026	10,318,852	9,775,687	10,110,546

Add: Dilutive effects of assumed exercises of stock options	133,478	139,706	139,912	142,214

Add: Dilutive effects of full vesting of stock awards	7,234	17,075	6,591	15,425

Average shares and dilutive potential common shares	9,897,738	10,475,633	9,922,190	10,268,185

Diluted earnings (loss) per common share	$0.00	$0.01	$(0.06)	$0.00

For the three months ended March 31, 2009 and March 31, 2008, stock options and restricted stock awards for 900,934 and 972,382 shares of common stock , respectively, were not considered in computing diluted earnings per common share because they were antidilutive. For the six months ended March 31, 2009 and March 31, 2008, stock options and restricted stock awards for 909,765 and 985,643 shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

Note 3 - Other Stock-Based Compensation

At March 31, 2009, all shares and options available under the 2005 Restricted Stock Plan, 2005 Stock Option Plan and the 2006 Equity Incentive Plan had been awarded to participants.

A summary of the activity in the Company’s stock option plans for the six months ended March 31, 2009 and 2008 is as follows.

	For the six months ended
	March 31, 2009		March 31, 2008

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,412,782	$9.27	1,416,948	$9.26
Granted	—	—	—	—
Exercised	—	—	(4,166)	6.80
Forfeited or expired	—	—	—	—

Outstanding at end of period	1,412,782	$9.27	1,412,782	$9.27

Options exercisable at period end	857,966	$8.55	590,622	$8.21
Weighted average remaining contractual life		6.3 years		7.2 years

A summary of the status of the Company’s nonvested restricted stock plan shares as of March 31, 2009 and 2008 and changes during the six months ended March 31, 2009 and 2008 are as follows.

	For the six months ended
	March 31, 2009		March 31, 2008

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	285,169	$10.25	414,281	$10.13
Granted	—	—	—	—
Vested	(37,078)	6.97	(58,915)	8.05
Forfeited or expired	—	—	—	—

Outstanding at end of period	248,091	$10.74	355,366	$10.47

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

          In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the third quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

          In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the third quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

          In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the third quarter.

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

          We use fair value measurements on both a recurring and nonrecurring basis to record fair value adjustments to certain assets and liabilities and to present fair value disclosures in our financial statements. Assets currently subject to recurring fair value measurement are limited to the Company’s available-for-sale securities. Our available-for-sale portfolio is carried at an estimated fair value on a recurring basis with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholder’s equity. The fair values of available for sale securities are generally obtained from an independent pricing service utilizing matrix pricing. Matrix pricing is a form of Level 2 input which utilizes a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but relying instead on the securities’ relationship to other benchmark quoted securities. At March 31, 2009, the Company recorded a unrealized gain, net of taxes, of $1,108,000 to stockholder’s equity based upon the fair value of the available-for-sale securities portfolio as of that date.

          We also regularly review and evaluate the available-for-sale portfolio to determine if the fair value of any security has declined below its amortized cost and if such impairment in fair value is “other-than temporary”. Other than temporary impairments in a security’s fair value would require the Company to reduce the carrying value of the security to its fair value at the date of measurement by recognizing an impairment valuation through the income statement. Where appropriate, the Company may utilize Level 1 inputs to validate other-than-temporary impairments of fair value. No other-than-temporary impairments of fair value were identified in the Company’s available-for-sale securities portfolio at March 31, 2009.

          The following table reports the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at March 31, 2009:

		Fair Value Measurements at March 31, 2009 Using

	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$94,311		$94,311

          Assets generally subject to nonrecurring fair value measurement may include the Company’s held-to-maturity securities, certain loans receivable and real estate owned, which are reviewed for impairment using fair value measurements, where applicable. The held-to-maturity securities portfolio is generally carried at amortized cost. However, we periodically review and evaluate the held-to-maturity portfolio for “other-than temporary” impairment of fair value utilizing the same inputs applied to the valuation of the available-for-sale portfolio. No other-than-temporary impairments of fair value were identified in the Company’s held-to-maturity securities portfolio at March 31, 2009.

          The Company evaluates certain “non-homogeneous” loans for impairment in accordance with SFAS No. 114. The Company’s non-homogeneous loans generally comprise its commercial loans including construction and land loans, multifamily and nonresidential mortgage loans and business loans. An eligible loan is determined by the Company to be impaired if it is probable that payment of all amounts owed by the borrower will not be made in accordance with the contractual terms of the loan agreement. Our impaired loans are generally collateral dependent and, as such, are carried at lower of historical cost or the estimated fair value of the collateral less estimated selling costs. All real estate owned taken in full or partial settlement of a loan obligation is also carried at the lower of the original loan’s historical cost or the estimated fair value of the collateral less estimated selling costs. The fair value of collateral securing an impaired loan or real estate owned is estimated through current appraisals and adjusted as necessary by management to reflect current market conditions - a form of Level 3 input. During the quarter ended March 31, 2009, the Company recorded an additional $1.5 million valuation allowance against impaired loans based upon the updated fair value of the collateral securing those loans. Impaired loans had a carrying amount of $7.5 million with a valuation allowance of $1.5 million as of March 31, 2009.

          The following table reports the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a nonrecurring basis at March 31, 2009:

		Fair Value Measurements at March 31, 2009 Using

	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$5,954			$5,954

          The Company may have commitments to fund loans held for sale and commitments to sell such loans relating to its mortgage banking activities which are generally considered free-standing derivative instruments subject to fair value measurement. Additionally, the sale of mortgage loans on a servicing retained basis results in the recognition of mortgage servicing rights which are also generally subject to fair value measurement. However, the fair values of these instruments are not material to our financial condition or results of operations and are therefore excluded from the Company’s fair value disclosures.

Note 6 – Merger

On December 15, 2008, American Bancorp of New Jersey, Inc. and Investors Bancorp, Inc. jointly announced the signing of a definitive agreement under which Investors Bancorp will acquire American Bancorp of New Jersey. The transaction has been approved by the boards of directors of each company and is expected to close on or about May 29, 2009, subject to customary closing conditions including regulatory approvals and approval by American Bancorp of New Jersey’s shareholders. All requisite regulatory approvals for the transaction have been received and shareholders are scheduled to vote on the merger proposal at the Company’s annual meeting scheduled for May 19, 2009.

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

Announcement of Proposed Merger

          On December 15, 2008, American Bancorp of New Jersey, Inc. and Investors Bancorp, Inc. jointly announced the signing of a definitive agreement under which Investors Bancorp will acquire American Bancorp of New Jersey.

          Under the terms of the agreement, as amended on March 9, 2009, 65% of American Bancorp of New Jersey shares will be converted into Investors Bancorp common stock and the remaining 35% will be converted into cash. American Bancorp of New Jersey’s stockholders will have the option to elect to receive either 0.9218 shares of Investors Bancorp common stock or $12.50 in cash for each American Bancorp of New Jersey common share, subject to proration to ensure that in the aggregate 65% of the American Bancorp of New Jersey shares will be converted into stock. The transaction is intended to qualify as a reorganization for federal income tax purposes. As a result, the shares of American Bancorp exchanged for Investors Bancorp stock will be transferred on a tax-free basis.

          The transaction has been approved by the boards of directors of each company and is expected to close on or about May 29, 2009, subject to customary closing conditions including regulatory approvals and approval by American Bancorp of New Jersey’s shareholders. All requisite regulatory approvals for the transaction have been received and shareholders are scheduled to vote on the merger proposal at the Company’s annual meeting scheduled for May 19, 2009.

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

●
Grow and diversify the deposit mix by emphasizing non-maturity account relationships acquired through de novo branching and existing deposit growth. Our current business plan calls for us to open up to three de novo branches over approximately the next five years.

Having opened three full service branches located in Verona, Nutley and Clifton, New Jersey during fiscal 2007, the Company did not open additional de novo deposit branches during fiscal 2008. Rather, the Company directed significant strategic effort during fiscal 2008 toward achieving and enhancing profitability of these three branches. Based on the Company’s internal branch profitability model, the Verona branch, which opened in December 2006, achieved profitability during the quarter ended March 31, 2008. The Bank’s Nutley branch, which opened in May 2007, achieved profitability during the quarter ended September 30, 2008. Both Verona and Nutley continued to operate profitably through March 31, 2009. The quarterly operating loss for the Clifton branch, which opened in August 2007, continued to decrease through the most recent quarter ended March 31, 2009 compared with prior quarters. The Company expects the Clifton branch to achieve profitability during the latter half of fiscal 2009. While the Company currently has no commitments to open additional de novo deposit branches during the next fiscal year, the Company would consider additional branching projects during fiscal 2009 if appropriate opportunities were to arise.

●	Increase and diversify the loan mix by increasing commercial loan origination volume while increasing the balance of such loans as a percentage of total loans.

For the six months ended March 31, 2009, our commercial loans, including multi-family, nonresidential real estate, construction and business loans, increased $4.8 million, or 2.7%, from $181.8 million to $186.6 million with such balances representing approximately 38% of loans receivable, net. We expect to continue our strategic emphasis on multifamily and nonresidential real estate lending throughout the remainder of fiscal 2009 while reducing our strategic focus on originating new construction loans over the near term.

●	Continue to implement or enhance alternative delivery channels for the origination and servicing of loan and deposit products.

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

●	Broaden and strengthen customer relationships by bolstering cross marketing strategies and tactics with a focus on multiple account/service relationships.

We will continue to cross market other products and services to promote multiple account/service relationships and the retention of long term customers and core deposits. These efforts will be directed to customers within all five of the Bank’s branches.

●	Utilize capital markets tools to effectively manage capital and enhance shareholder value.

Toward that end, the Company completed two previous share repurchase plans during fiscal 2007 through which it repurchased ten percent and five percent, respectively, of its outstanding shares. During fiscal 2008, the Company completed its third and fourth share repurchase programs through each of which it repurchased an additional five percent of its outstanding shares. A fifth share repurchase plan for an additional five percent of its outstanding shares was announced in August 2008 and remains ongoing at March 31, 2009. Additionally, the Company increased its regular quarterly cash dividend paid to shareholders from $0.04 per share to $0.05 per share during the quarter ended June 30, 2008 and continued paying a quarterly dividend of $0.05 per share through the quarter ended March 31, 2009.

          A number of the strategies outlined above have historically had a detrimental impact on short term earnings. Notwithstanding, we expect to continue to execute these growth and diversification strategies designed to enhance future earnings and resist adverse changes in market conditions toward the goal of enhancing shareholder value.

          In general, we expect that the reductions in market interest rates and overall steepening of the yield curve that occurred during fiscal 2008 - and have been maintained during the first half of fiscal 2009 - may have a beneficial impact on earnings over time. However, during the past two quarters, the Bank has experienced significant growth in deposits that outpaced its near term ability to deploy such incoming cash flows into creditworthy loans. Consequently, the Bank has experienced significant net growth in short term interest-earning assets and shorter duration investment securities whose current yields reflect the recent reductions in short term market interest rates to historical lows. The Bank continues to incrementally reduce its cost of interest-bearing maturity and non-maturity deposits, but such reductions have lagged the decline in short term market interest rates. As such, the rapid growth in deposits during the first half of fiscal 2009 has had a detrimental near-term impact on the Company’s net interest spread and margin. The Bank expects to deploy the accumulated balances of lower yielding cash and investments into higher yielding assets over time which is expected to enhance earnings in future periods.

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

          For the first six months of fiscal 2009, the Company’s net interest rate spread increased 21 basis points to 2.08% in comparison to 1.87% during fiscal 2008. The increase in net interest rate spread was largely attributable to a reduction in the Company’s cost of interest-bearing liabilities of 57 basis points to 3.16% from 3.73% for those same comparative periods. The reduction in interest costs resulted from continued decreases in the cost of retail deposits augmented by reductions in the overall cost of borrowings. The decrease in retail deposit interest costs from the prior fiscal year continued to reflect the overall reduction in market interest rates and their effect on deposit pricing. The decrease in borrowing costs primarily reflected the cumulative, combined effects of repaying higher cost borrowings at maturity and the addition of lower cost borrowings arising from a wholesale growth transaction executed in March 2008.

          The decrease in interest costs was partially offset by a reduction in the Company’s yield on interest-earning assets which declined 35 basis points to 5.24% from 5.59% for those same comparative periods. This reduction in yield reflected, in part, the effects of lower market interest rates on the Company’s adjustable rate loans, including construction loans, business loans and home equity lines of credit. However, the near term accumulation of short term interest-earning assets and shorter duration investment securities discussed in the preceding section contributed significantly to the reduction in earning asset yields. As noted earlier, the Bank expects to deploy the accumulated balances of lower yielding cash and investments into higher yielding assets over time which is expected to enhance earnings in future periods.

          The factors resulting in the widening of the Company’s net interest rate spread also positively impacted the Company’s net interest margin. However, the impact of improved net interest rate spread was substantially offset by the impact of the Company’s share repurchase program on the Company’s net interest margin. The foregone interest income on the earning assets used to fund share repurchases contributed significantly to limiting the increase in the Company’s net interest margin which increased 9 basis points to 2.59% for the six months ended March 31, 2009 from 2.50% for all of fiscal 2008.

          Our net interest rate spread and margin may be adversely affected throughout several possible interest rate environments. The risks presented by movements in interest rates is addressed more fully under Item 3. Quantitative and Qualitative Disclosures About Market Risk found later in this report.

          Our results of operations are also affected by our provision for loan losses which reflect the overall deterioration of the economy and declining real estate values. For the six months ended March 31, 2009, the Company recorded a net loan loss provision of $1.7 million. The provision for loan losses for the current six month period reflected specific provisions totaling $1.6 million attributable to four impaired loans. The largest of these impaired loans is one fully disbursed construction loan with an outstanding principal balance of $6.8 million against which the Bank established a $1,375,000 valuation allowance during the six months ended March 31, 2009. Three additional nonperforming commercial loans with combined principal balances of approximately $679,000, net of charge offs, required loss provisions totaling $227,000 during the current six month period due to their respective nonaccrual statuses and reduced collateral values. In total, annualized net loan loss provision expense, reflected as a percentage of average earning assets, was reported as 0.55% for the six months ended March 31, 2009 compared with 0.09% for all of fiscal 2008.

          At March 31, 2009, the Bank has classified 12 loans with total outstanding principal balances of $12.3 million, or 1.85% of total assets, as nonperforming representing an increase in nonperforming loan balances from $1.1 million or 0.18% of total assets at September 30, 2008. Additional information about the Bank’s nonperforming loans is included in the discussion of loans receivable in following section.

          Our results of operations also depend on our noninterest income and noninterest expense. Noninterest income includes deposit service fees and charges, income on the cash surrender value of life insurance, gains on sales of loans and securities, gains on sales of other real estate owned and loan related fees and charges. Noninterest income as a percentage of average assets decreased four basis points to 0.26% for the six months ended March 31, 2009 from 0.30% for all of fiscal 2008. This decrease was largely attributable to comparative decreases in branch fee income due, in part, to lower annuity sales and associated fee income as well as reductions in deposit account service charges resulting from decreased customer utilization of overdraft protection services.

          Gains and losses on sale of assets, included in noninterest income, typically resulted from the Company selling long term, fixed rate mortgage loan originations into the secondary market. Demand for such loans typically moves inversely with market interest rates. That is, as interest rates rise, market demand for long term, fixed rate mortgage loans diminishes in favor of hybrid ARMs which the Company has historically retained in its portfolio rather than selling into the secondary market. By contrast, when interest rates decline, market demand for long term, fixed rate mortgage loans increases due to favorable refinancing opportunities and improved affordability of housing. Consequently, the gains and losses on sale of loans reported by the Company have historically fluctuated with market conditions. Additionally, changes to the Company’s asset/liability management strategy - such as those implemented during fiscal 2008 by which all loans originated were added to the portfolio - will also cause fluctuations in gains and losses on sale of loans. Additionally, such gains and losses also reflected the impact of infrequent investment security sales for asset/liability management purposes. As a percentage of average total assets, the Company reported no gains and losses on asset sales for the six months ended March 31, 2009 while such gains and losses totaled less than 0.01% for all of fiscal 2008.

          Noninterest expense includes salaries and employee benefits, occupancy and equipment expenses, data processing and other general and administrative expenses. As a percentage of average total assets, noninterest expense for the six months ended March 31, 2009 totaled 2.19% representing an eight basis point reduction from 2.27% reported for all of fiscal 2008.

          A significant portion of the improvement in noninterest expense was attributable to various compensation-related factors. For example, as a continuation of the efforts initiated during fiscal 2008, additional adjustments to the Company’s non-branch staffing levels were initiated in the first quarter of fiscal 2009 resulting in further reductions in the Company’s number of full time equivalent employees. Through March 31, 2009, the Company has reduced its number of full time equivalent employees by over 11% since the beginning of fiscal 2008. The Company will continue to monitor its employee staffing levels in relation to the goals and objectives of its business plan and may consider further opportunities to adjust such staffing levels, as appropriate, to support the achievement of those goals and objectives.

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

          The Company also expects occupancy and data processing expense to continue to reflect the costs associated with the relocation of the Bank’s Bloomfield branch which opened in April 2008. This relocation has significantly upgraded and modernized the Bloomfield branch facility, supporting the Company’s deposit growth and customer service enhancement objectives. The relocation will also support potential expansion of the administrative and lending office space within the Company’s existing headquarters facility, where the branch had previously been located, should such expansion be required to support the Company’s business plan.

          The Company has reported noteworthy increases in legal and professional and consulting expenses relating to the upcoming merger with Investors Bancorp announced on December 15, 2008. For the six months ended March 31, 2009, such merger-related expenses totaled approximately $315,000. Additionally, the Company has reported significant increases in other noninterest expense attributable largely to increases in FDIC insurance assessments.

          In total, our return on average assets decreased 22 basis points to -0.01% for the six months ended March 31, 2009 from 0.21% for all of fiscal 2008, while return on average equity decreased 135 basis points to -0.04% from 1.31% for the same comparative periods.

Comparison of Financial Condition at March 31, 2009 and September 30, 2008

          Our total assets increased by $45.3 million, or 7.3%, to $666.9 million at March 31, 2009 from $621.6 million at September 30, 2008. The increase primarily reflected comparatively higher balances of cash and equivalents, investment securities and loans receivable, net.

          Cash and cash equivalents increased by $20.8 million, or 102.1%, to $41.2 million at March 31, 2009 from $20.4 million at September 30, 2008. The net increase in cash and cash equivalents primarily reflects net growth in deposits partially offset by growth in investment securities and loans receivable, net and repayment of maturing and amortizing borrowings.

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

          Securities classified as available-for-sale increased $13.1 million, or 16.2%, to $94.3 million at March 31, 2009 from $81.2 million at September 30, 2008 while securities held-to-maturity decreased approximately $705,000, or 9.4% to $6.8 million from $7.5 million for those same comparative periods.

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

          The following table compares the composition of the Company’s investment securities portfolio by security type as a percentage of total assets at March 31, 2009 with that of September 30, 2008. Amounts reported exclude unrealized gains and losses on the available for sale portfolio.

	March 31, 2009		September 30, 2008
Type of Securities	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Fixed rate MBS	$43,643	6.55%	$48,669	7.83%
ARM MBS	8,900	1.33	9,454	1.52
Fixed rate CMO	25,236	3.78	29,699	4.78
Floating rate CMO	1,518	0.23	1,750	0.28
Fixed rate agency debentures	20,001	3.00	—	—

Total	$99,298	14.89%	$89,572	14.41%

          Assuming no change in interest rates, the estimated average life of the investment securities portfolio was 2.32 years and 4.42 years, respectively, at March 31, 2009 and September 30, 2008. Assuming a hypothetical immediate and permanent increase in interest rates of 300 basis points, the estimated average life of the portfolio would have extended to 4.77 years and 6.03 years at March 31, 2009 and September 30, 2008, respectively.

          Loans receivable, net increased by $12.1 million, or 2.5%, to $490.7 million at March 31, 2009 from $478.6 million at September 30, 2008. The growth was comprised of net increases in commercial loans totaling $4.8 million or 2.7%. This growth comprised net increases in multifamily, nonresidential real estate, land and business loans of $11.7 million partially offset by net reductions in the outstanding balance of construction loans of $6.8 million. The increase in loans receivable, net also included net increases in one- to four-family first mortgages of $7.5 million, net increases in home equity loans and home equity lines of credit totaling $1.1 million and net increases in consumer loans of $259,000. Offsetting the growth in these categories was a net increase to the allowance for loan losses totaling $1.6 million. As described earlier, the increase in the allowance for loan losses was largely attributable to a $1,375,000 specific valuation allowance established against one impaired construction loan. The remaining net growth in the allowance was attributable, in part, to provisions, net of charge offs, associated with three other impaired commercial loans plus general provisions associated with overall growth in the loan portfolio.

          One- to four-family mortgage loans are generally grouped by the Bank into one of three categories based upon underwriting criteria: “Prime”, “Alt-A” and “Sub-prime” mortgages. Sub-prime loans are generally defined by the Bank as loans to borrowers with deficient credit histories and/or higher debt-to-income ratios. Loans falling within the Alt-A category, as defined by the Bank, include loans to borrowers with blemished credit credentials that are less severe than those characterized by Sub- prime loans but otherwise preclude the loan from being considered Prime. Alt-A loans may also be characterized by other underwriting or documentation exceptions such as reduced or limited loan documentation. Loans without the deficiencies or exceptions characterizing Sub-prime and Alt-A loans are considered Prime and comprise over 98% of the one- to four-family mortgages within the Bank’s loan portfolio.

          The Bank does not currently offer Sub-prime loan programs. Prior to fiscal 2007, the Bank had offered a limited number of one- to four-family loan programs through which it originated and retained Sub-prime loans to borrowers with deficient credit histories or higher debt-to-income ratios. At March 31, 2009 and September 30, 2008, the remaining balance and number of these loans were approximately $1.1 million and $1.2 million, respectively, representing a total of 8 loans and 9 loans, respectively, at each date. One Sub-prime loan with a balance of $141,548 was one payment past due at March 31, 2009. The remaining seven loans were performing in accordance with their terms for the periods reported.

          Through fiscal 2007, the Bank offered an Alt-A stated income loan program by which it originated and retained loans to borrowers whose income was affirmatively stated at the time of application, but not verified by the Bank. The Bank discontinued that program in the first quarter of fiscal 2008. At March 31, 2009 and September 30, 2008, the remaining balance and number of these loans were approximately $6.8 million and 25 loans, respectively, at each date. One Alt-A loan with a remaining balance of $413,896 was three payments past due at March 31, 2009. The remaining 24 loans were performing in accordance with their terms for the periods reported.

          The Bank continues to offer a limited Alt-A program through which it originates and sells all such loans to Fannie Mae under its Expanded Approval program on a non-recourse, servicing retained basis. A significant portion of the loans originated under this remaining Alt-A program support the procurement of mortgage financing for first time home buyers.

          At March 31, 2009 and September 30, 2008, respectively, the balance of one- to four-family mortgage loans included $20.3 million and $22.5 million of thirty year adjustable rate loans with initial fixed interest rate periods of three to ten years during which time monthly loan payments comprise interest only. Such balances included 46 and 50 loans, respectively, for the periods reported. After the initial fixed interest rate period, the monthly payments on such loans are adjusted to reflect the collection of both interest and principal over the loan’s remaining term to maturity.

          As noted earlier, the Bank has classified a total of 12 loans with outstanding principal balances of $12.3 million as nonperforming at March 31, 2009. Of these loans, $6.8 million, or approximately 55%, is attributable to one fully disbursed construction loan. The loan, which includes personal guarantees for all indebtedness, is secured by a completed 13-unit residential condominium project located in Wildwood Crest, New Jersey. The Bank classified the loan as nonperforming and initiated foreclosure action during the quarter ended March 31, 2009. Based upon the loan’s nonaccrual status and updated collateral value, the Bank established a $1,375,000 valuation allowance against the impaired loan during the most recent quarter ended March 31, 2009.

          Nonperforming loans also include one additional construction loan with a disbursed balance of $3.0 million secured by two residential properties in process of construction in Alpine, New Jersey. No impairment allowance was required against this construction loan at March 31, 2009.

          Four nonresidential mortgage loans and one land loan with combined outstanding principal balances of approximately $1.6 million, net of charge offs, were classified as nonperforming at March 31, 2009. Based upon their respective nonaccrual statuses and collateral values, impairment allowances totaling $135,000 have been established against two of these five nonperforming loans.

          The remaining five nonperforming loans include three one- to-four family mortgage loans, one multifamily mortgage loan and one consumer loan with total outstanding balances of $925,000. No impairment allowance was required against these loans at March 31, 2009.

          The following two tables compare the composition of the Company’s loan portfolio by loan type as a percentage of total assets at March 31, 2009 with that of September 30, 2008. Amounts reported exclude allowance for loan losses and net deferred origination costs.

          The table below generally defines loan type by loan maturity and/or repricing characteristics:

	March 31, 2009		September 30, 2008
Type of Loans	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Construction (1)	$33,260	4.99%	$40,119	6.45%
Prime-indexed Land	8,846	1.33	3,666	0.59
1/1 and 3/3 ARMs	3,248	0.49	7,275	1.17
3/1 and 5/1 ARMs	132,895	19.93	128,984	20.75
5/5 and 10/10 ARMs	47,246	7.08	46,565	7.49
7/1 and 10/1 ARMs	6,038	0.91	5,489	0.88
15 year fixed or less	152,239	22.82	150,117	24.15
Greater than 15 year fixed	76,213	11.43	68,850	11.08
Prime-indexed HELOC	23,450	3.52	20,836	3.35
Consumer (2)	1,418	0.21	1,159	0.19
Business (3)	9,432	1.41	7,543	1.21

Total	$494,285	74.12%	$480,603	77.31%

(1)	Construction loans are generally floating rate with original maturities of two years or less.
(2)	Consumer loans are generally fixed rate with original maturities of less than five years.
(3)	Business loans are generally fixed or floating rate with original maturities of five years or less.

          The table below generally defines loan type by collateral or purpose:

	March 31, 2009		September 30, 2008
Type of Loans	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Construction (1)	$33,260	4.99%	$40,119	6.45%
1-4 family mortgage	282,718	42.40	276,690	44.51
Multifamily (5+) mortgage	38,224	5.73	36,869	5.93
Nonresidential mortgage	96,424	14.46	90,704	14.59
Land	9,359	1.40	6,683	1.08
1-4 family HELOC	23,450	3.52	20,836	3.35
Consumer (2)	1,418	0.21	1,159	0.19
Business (3)	9,432	1.41	7,543	1.21

Total	$494,285	74.12%	$480,603	77.31%

(1)	Construction loans generally include loans collateralized by land and one- to four family, multifamily and commercial buildings in process of construction.
(2)	Consumer loans generally include secured account loans and unsecured overdraft protection balances.
(3)	Business loans generally include secured and unsecured business lines of credit and term notes.

          Total deposits increased by $51.3 million, or 11.4%, to $498.9 million at March 31, 2009 from $447.7 million at September 30, 2008. This net growth reflected increases in certificates of deposit, savings accounts and interest-bearing checking accounts, including money market checking accounts, of $42.2 million, $3.7 million and $5.6 million, respectively. This growth in deposits was partially offset by reductions in the balance of noninterest-bearing checking accounts of $241,000.

          The noteworthy growth in the Bank’s deposits during the past six months has coincided with a significant reduction in deposit interest rates as offered by the Bank as well as those offered in the marketplace as a whole. The Bank attributes a portion of its deposit gathering success to the continued marketing efforts focused on achieving or growing the profitability of its branches. However, the Bank acknowledges that the recent volatility within the financial markets and the resulting economic uncertainty has caused many consumers to seek the safety of FDIC-insured accounts to protect the value of their financial assets.

           As a result of these factors, the Bank has experienced significant growth in deposits that outpaced its near term ability to deploy such incoming cash flows into creditworthy loans. Consequently, the Bank has experienced significant net growth in short term interest-earning assets and shorter duration investment securities whose current yields reflect the recent reductions in short term market interest rates to historical lows. As noted earlier, the Bank expects to deploy the accumulated balances of lower yielding cash and investments into higher yielding assets over time which is expected to enhance earnings in future periods. In doing so, however, the Bank will be cognizant of the potential risk of deposit outflows when and if the financial markets and economic conditions improve and consumers elect to reinvest their insured deposits into alternative, noninsured investments.

          The following table compares the composition of the Company’s deposit portfolio by category as a percentage of total assets at March 31, 2009 with that of September 30, 2008.

	March 31, 2009		September 30, 2008
Deposit category	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Noninterest bearing checking	$31,206	4.68%	$31,447	5.06%
Money market checking	63,818	9.57	60,580	9.75
Interest bearing checking	17,127	2.57	14,727	2.37
Money market savings	8,728	1.31	8,355	1.34
Other savings	80,047	12.00	76,737	12.34
Certificates of deposit	298,021	44.68	255,841	41.16

Total	$498,947	74.81%	$447,687	72.02%

          The following table compares the composition of the Company’s deposit portfolio by branch as a percentage of total assets at March 31, 2009 with that of September 30, 2008.

	March 31, 2009		September 30, 2008
Branch	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)

Bloomfield	$232,171	34.81%	$220,421	35.45%
Cedar Grove	122,926	18.43	111,876	18.00
Verona	55,545	8.33	46,298	7.45
Nutley	49,165	7.37	37,789	6.08
Clifton	39,140	5.87	31,303	5.04

Total	$498,947	74.81%	$447,687	72.02%

          Borrowings decreased $8.0 million, or 10.6%, to $67.5 million at March 31, 2009 from $75.5 million at September 30, 2008. The reduction in borrowings was attributable to net repayment of maturing and amortizing fixed rate FHLB term advances of which $5.0 million had originally been drawn in connection with the $50 million wholesale growth strategy executed in fiscal 2008.

          The following table compares the composition of the Company’s borrowing portfolio by remaining term to maturity as a percentage of total assets at March 31, 2009 with that of September 30, 2008. Scheduled principal payments on amortizing borrowings are reported as maturities.

	March 31, 2009		September 30, 2008
Remaining Term	Amount	Percent of Total Assets	Amount	Percent of Total Assets
	(Dollars in thousands)
Overnight	$—	—%	$—	—%
One year or less	17,513	2.63	12,547	2.02
Greater than one to two years	6,000	0.90	16,000	2.57
Greater than two to three years	6,000	0.90	6,000	0.97
Greater than three to four years	3,000	0.44	5,000	0.80
Greater than four to five years	—	—	1,000	0.16
More than five years (1)	35,000	5.25	35,000	5.63

Total	$67,513	10.12%	$75,547	12.15%

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

Equity increased $1.5 million, or 1.7% to $92.4 million at March 31, 2009 from $90.8 million at September 30, 2008. The reported increase in equity was primarily attributable to an increase in accumulated other comprehensive income attributable to a $1.6 million after-tax improvement in the market value of available-for-sale investments and other credits to additional paid-in–capital partially offset by the Company’s net loss and dividends paid for the six months ended March 31, 2009.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and March 31, 2008

          General. The Company recorded a net loss of $573,000 for the three months ended March 31, 2009, representing an increased loss of $560,000 from the three months ended March 31, 2008 when the Company reported a net loss of $13,000. The decrease in net income resulted from increases in the provision for loan losses and a decrease in noninterest income which were partially offset by an increase in net interest income and a decrease in the provision for income taxes. Total noninterest expense was unchanged between the comparative three month periods.

          Interest Income. Total interest income increased $191,000 or 2.5% to $7.8 million for the three months ended March 31, 2009 from $7.6 million for the three months ended March 31, 2008. For those same comparative periods, the average yield on interest-earning assets decreased 58 basis points to 5.05% from 5.63% while the average balance of interest-earning assets increased $77.0 million to $616.1 million from $539.1 million.

          Interest income on loans increased $88,000 or 1.3%, to $6.8 million for the three months ended March 31, 2009 from $6.7 million for the three months ended March 31, 2008. This increase was due, in part, to a $36.5 million increase in the average balance of loans receivable, including loans held for sale, to $492.2 million for the three months ended March 31, 2009 from $455.7 million for the three months ended March 31, 2008. The impact of the higher average balance was partially offset by a reduction in the average yield on loans which decreased 37 basis points to 5.50% from 5.87% for those same comparative periods.

          Interest income on securities increased $292,000 or 42.8% to $975,000 for the three months ended March 31, 2009 from $683,000 for the three months ended March 31, 2008. The increase was due, in part, to a $29.3 million increase in the average balance of investment securities, excluding the available for sale mark to market adjustment, to $90.0 million for the three months ended March 31, 2009 from $60.7 million for the three months ended March 31, 2008. The impact on interest income from the increase in the average balance of investments was partially offset by a 17 basis point decline in the yield on investment securities which decreased to 4.33% for the three months ended March 31, 2009 from 4.50% for the three months ended March 31, 2008. The decrease in yield primarily resulted from the maturity and repayment of higher yielding investment securities coupled with lower yields on newly purchased securities. Additionally, the lower yields on investments also reflected the downward repricing of adjustable and floating rate investments in accordance with the reduction in overall market interest rates.

          Interest and dividend income on federal funds sold, other interest-earning deposits and FHLB stock decreased $190,000 to $32,000 for the three months ended March 31, 2009 from $222,000 for the three months ended March 31, 2008. This decrease in income was due primarily to a decline in the average yield on these assets which decreased 354 basis points to 0.38% from 3.92% for the same comparative periods reflecting reductions in short term market interest rates. The impact on interest income from the decrease in the yield was partially offset by an $11.3 million increase in the average balance of these assets to $33.9 million for the three months ended March 31, 2009 from $22.7 million for the three months ended March 31, 2008. The average balances reported and used for yield calculations reflect, where appropriate, the reduction for outstanding checks issued against such accounts. This has the effect of increasing the reported yield on such assets.

          Interest Expense. Total interest expense decreased by $442,000 or 10.1% to $3.9 million for the three months ended March 31, 2009 from $4.4 million for the three months ended March 31, 2008. For those same comparative periods, the average cost of interest-bearing liabilities decreased 90 basis points from 3.93% to 3.03%, while the average balance of interest-bearing liabilities increased $73.9 million or 16.6% to $519.7 million for the three months ended March 31, 2009 from $445.8 million for the three months ended March 31, 2008.

          Interest expense on deposits decreased $470,000 or 12.2% to $3.4 million for the three months ended March 31, 2009 from $3.9 million for the three months ended March 31, 2008. This decrease was largely attributable to a reduction in the Company’s overall cost of interest-bearing deposits which decreased 85 basis points to 3.01% for the three months ended March 31, 2009 from 3.86% for the three months ended March 31, 2008. The components of this decrease include a 138 basis point reduction in the average cost of interest-bearing checking accounts to 2.17% from 3.55%, a 51 basis point reduction in the average cost of savings accounts to 1.78% from 2.29% and a 110 basis point reduction in the cost of certificates of deposit to 3.59% from 4.69%. The decrease in the cost of interest-bearing deposits was primarily attributable to reductions in market interest rates which enabled the Company to reduce rates paid on most interest-bearing deposit types across all branches.

          The effect of the reduction in deposit costs on interest expense was partially offset by growth in the average balance of interest-bearing deposits which increased $50.0 million to $450.7 million for the three months ended March 31, 2009 from $400.7 million for the three months ended March 31, 2008. The reported net growth in the average balance of interest-bearing deposits comprised a $83.1 million increase in the average balance of certificates of deposit partially offset by declines of $28.5 million and $4.5 million, respectively, in the average balances of interest-bearing checking accounts and savings accounts. Such declines are partly attributable to the disintermediation of such deposits into higher yielding time deposits.

          Interest expense on borrowings increased $27,000 to $548,000 for the three months ended March 31, 2009 from $521,000 for the three months ended March 31, 2008. This increase in interest expense reflects a $23.9 million increase in the average balance of borrowings to $69.0 million for the three months ended March 31, 2009 from $45.1 million for the three months ended March 31, 2008. The impact on interest expense attributable to this increase in average balance was partially offset by a decline in cost of borrowings which decreased 144 basis points to 3.18% for the three months ended March 31, 2009 from 4.62% for the three months ended March 31, 2008. The changes in the average cost and average balance of borrowings between the two comparative periods generally reflects the addition of $50.0 million of comparatively lower costing borrowings relating to the wholesale growth transaction noted earlier, partially offset by the repayment of all maturing FHLB term advances, including a portion of those related to that transaction, since the close of the earlier comparative period.

          Net Interest Income. Net interest income increased by $634,000 or 19.8%, to $3.8 million for the three months ended March 31, 2009 from $3.2 million for the three months ended March 31, 2008. For those same comparative periods, the Company’s net interest rate spread widened 32 basis points to 2.02% from 1.70% while the net interest margin increased 11 basis points to 2.49% from 2.38%. As noted earlier, the change in the Company’s net interest margin was significantly impacted by the Company’s share repurchase plans. The average balance of the Company’s treasury stock increased $5.1 million to $41.8 million for the three months ended March 31, 2009 from $36.7 million for the three months ended March 31, 2008. Based upon that growth in the average balance of the Company’s treasury stock account and its average yield on interest-earning assets reported for the earlier comparative period, the Company estimates that the net increase of $634,000 in net interest income was reduced by approximately $72,000 attributable to interest earned during the earlier comparative period on the interest-earning assets that were subsequently utilized to fund share repurchases.

          Provision for Loan Losses. Using the loan loss allowance methodology described under Critical Accounting Policies found later in this discussion, the provision for loan losses totaled $1.5 million for the three months ended March 31, 2009, representing an increase of $1.3 million from the three months ended March 31, 2008. The expense for the second quarter of fiscal 2009 reflected specific provisions on impaired loans of $1.5 million. These provisions included a specific allowance of $1,375,000 relating to one impaired construction loan and additional specific allowances of $135,000 relating to two impaired nonresidential mortgage loans. By contrast, the $171,000 provision for loan losses for the second quarter of fiscal 2008 included a $34,000 specific provision attributable to one impaired land loan that was charged off in that same period. Excluding these specific provisions on impaired loans, the remaining provision for loan losses for both comparative periods resulted from the application of historical and environmental loss factors against the net growth in loans in accordance with the Bank’s loan loss methodology.

          In total, the allowance for loan losses as a percentage of gross loans outstanding increased from 0.63% at September 30, 2008 to 0.93% at March 31, 2009. These ratios reflect allowance for loan loss balances of $3.0 million and $4.6 million, respectively. Included in the $4.6 million of allowance for loan losses at March 31, 2009 is $1.5 million of specific valuation allowances attributable to impaired loans. Excluding theses specific impairment allowances, the Bank’s allowance for loan losses totaled $3.1 million or 0.63% of gross loans outstanding at March 31, 2009 – a level that is consistent with that reported for the earlier comparative period. The level of the allowance is based on estimates and the ultimate losses may vary from those estimates.

          Noninterest Income. Noninterest income decreased $34,000 to $404,000 for the three months ended March 31, 2009 from $438,000 for the three months ended March 31, 2008. The decline in noninterest income was largely attributable to a decrease of $38,000 in loan-related fees and charges resulting primarily from decreases in prepayment penalties and late charges. Additionally, deposit service fees and charges declined $10,000 due primarily to decreased customer utilization of overdraft protection services partially offset by increased fee income from annuity sales. Partially offsetting these declines in noninterest income was a $17,000 increase in income from the cash surrender value of life insurance attributable to a combination of higher average balances and improved yields on those assets.

          Noninterest Expense. Due to a number of offsetting factors, total noninterest expense was consistent at $3.6 million for the three months ended March 31, 2009 and March 31, 2008. These factors included increases in occupancy and equipment, data processing, legal, professional and consulting and other noninterest expenses which were fully offset by decreases in compensation expense and advertising and marketing expense.

          The reported increase in occupancy and equipment expense was largely attributable to additional facility-related costs including depreciation arising from the Bank’s Bloomfield branch which was relocated from the administrative headquarters to a new facility in April 2008. Increases in data processing expense generally reflect the additional core processing and item processing costs resulting from the growth in accounts and transaction volume coupled with the added data processing infrastructure costs associated with the relocated Bloomfield branch.

          The increase in legal expenses and professional and consulting expenses were largely attributable to costs incurred associated with the Company’s upcoming merger with Investors Bancorp announced on December 15, 2008. Such costs include, but were not limited to, legal services associated with the termination of certain employee benefit plans resulting from the upcoming merger as well as external accounting and investment banking fees associated with that merger. The increase in legal expense also reflects increased expenditures associated with the collection and foreclosure of certain nonperforming loans.

          The reported increase in other noninterest expense resulted primarily from increases in FDIC insurance expense. This increase was attributable, in part, to overall growth in the balance of FDIC-insured deposits. However, the increase also reflects increases in FDIC insurance assessments mandated by the FDIC for the quarter ended March 31, 2009 and the expiration of FDIC insurance credits which had previously reduced the Bank’s net cost of FDIC deposit insurance throughout a portion of fiscal 2008. Additionally, the FDIC has proposed to charge all insured institutions a one-time “emergency” assessment of up to 20 basis points of insured deposits to replenish the insurance fund that has been depleted due to recent bank failures. Based upon the balance of its insurable deposits as March 31, 2009, the Company estimates the cost of that one-time assessment to be as much as $1.0 million which would be charged during the quarter ended September 30, 2009 if the FDIC’s proposal is passed into law.

          The reported decrease in salaries, benefits and director fees was partly the result of the death of a director emeritus of the Company, during the earlier comparative quarter ended March 31, 2008. Under the terms of the Company’s restricted stock and stock option plans, the vesting of the remaining unearned benefits accruing to the former director through these plans was automatically accelerated. As such, the Company incurred an acceleration of the remaining pre-tax expenses associated with these benefits totaling approximately $254,000 during the quarter ended March 31, 2008.

          Other decreases in compensation-related expenses included an $80,000 reduction in employee wages and salaries, including bonuses and payroll taxes, resulting largely from prior adjustments to staffing levels. Such decreases also include a $77,000 reduction in deferred compensation expenses associated with the Bank’s supplemental executive retirement plans arising from the absence of related expenses in the current fiscal year for a participant whose benefit was fully accrued by the close of the prior fiscal year.

          Finally, the reported decrease in advertising and marketing expense reflects the higher level of such expenditures during the earlier comparative period attributable to the continued promotion of the Bank’s Nutley and Clifton branches which opened in May 2007 and August 2007, respectively.

          Provision for Income Taxes. The provision for income taxes decreased $183,000 for the three months ended March 31, 2009 compared with the three months ended March 31, 2008. For the more recent period, the Company’s effective income tax benefit rate was 31.6% compared with an effective income tax benefit rate of 86.3% for the earlier comparative period. The tax expense in the current and prior period, respectively, reflects the comparative levels of pre-tax income coupled with the level of “tax favored” income reported by the Company during each period. “Tax favored” income arises from revenue sources on which the Company pays income taxes at a comparatively lower effective tax rate than it generally pays on other sources of income.

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

          The Company recognized income from these two “tax favored” sources during both comparative periods. However, the comparatively lower pretax net loss reported for earlier comparative period resulted in the items discussed above having a proportionally greater net beneficial impact on the Company’s reported effective tax rate in the earlier period.

Comparison of Operating Results for the Six Months Ended March 31, 2009 and March 31, 2008

          General. The Company recorded a net loss of $18,000 for the six months ended March 31, 2009, a decrease of $98,000 from the six months ended March 31, 2008 when the Company reported net income of $80,000. The decrease in net income resulted from increases in noninterest expense and the provisions for loan losses and income taxes partially offset by increases in net interest income and noninterest income.

          Interest Income. Total interest income increased 2.6% or $399,000 to $15.8 million for the six months ended March 31, 2009 from $15.4 million for the six months ended March 31, 2008. For those same comparative periods, the average yield on interest-earning assets decreased 49 basis points to 5.24% from 5.73% while the average balance of interest-earning assets increased $66.0 million to $604.0 million from $538.0 million.

          Interest income on loans increased $323,000 or 2.4%, to $13.7 million for the six months ended March 31, 2009 from $13.4 million for the six months ended March 31, 2008. This increase was due, in part, to a $38.2 million increase in the average balance of loans receivable, including loans held for sale, to $487.7 million for the six months ended March 31, 2009 from $449.5 million for the six months ended March 31, 2008. The impact of the higher average balance was partially offset by a decline in the average yield on loans which decreased 33 basis points to 5.64% from 5.97% for those same comparative periods.

          The rise in interest income on loans was augmented by higher interest income on securities, which increased $676,000 or 50.9% to $2.0 million for the six months ended March 31, 2009 from $1.3 million for the six months ended March 31, 2008. The increase was primarily due to a $30.0 million increase in the average balance of investment securities, excluding the available for sale mark to market adjustment, to $89.1 million for the six months ended March 31, 2009 from $59.1 million for the six months ended March 31, 2008. The average yield on securities was unchanged between the two comparative periods at 4.50%.

          Interest and dividend income on federal funds sold, other interest-bearing deposits and FHLB stock decreased $601,000 to $72,000 for six months ended March 31, 2009 from $673,000 for the six months ended March 31, 2008. This decrease in income was due primarily to a decline in the average yield of these assets which decreased 404 basis points to 0.53% from 4.57% for the same comparative periods reflecting reductions in current market interest rates. A reduction in the average balance of these assets of $2.2 million from $29.4 million to $27.2 million also contributed to the reduction in interest income. The average balances reported and used for yield calculations reflect, where appropriate, the reduction for outstanding checks issued against such accounts. This has the effect of increasing the reported yield on such assets.

          Interest Expense. Total interest expense decreased by $1.1 million or 12.1% to $8.0 million for the six months ended March 31, 2009 from $9.1 million for the six months ended March 31, 2008. For those same comparative periods, the average cost of interest-bearing liabilities decreased 97 basis points from 4.13% to 3.16%, while the average balance of interest-bearing liabilities increased $66.2 million or 15.0% to $507.5 million for the six months ended March 31, 2009 from $441.3 million for the six months ended March 31, 2008.

          Interest expense on deposits decreased $1.2 million or 15.1% to $6.9 million for the six months ended March 31, 2009 from $8.1 million for the six months ended March 31, 2008. This decrease was due largely to a 90 basis point decline in the average cost of interest-bearing deposits from 4.05% for the six months ended March 31, 2008 to 3.15% for the six months ended March 31, 2009. The components of this decrease include a 106 basis point decline in the average cost of certificates of deposit to 3.74% from 4.80%, a 169 basis point reduction in the average cost of interest-bearing checking accounts to 2.31% from 4.00% and a 55 basis point reduction in the average cost of savings accounts to 1.91% from 2.46%.

          The impact of the decline in the average cost of interest-earning deposits was partially offset by an increase in their comparative average balances. Interest-bearing deposits grew $37.4 million to $437.4 million for the six months ended March 31, 2009 from $400.0 million for the six months ended March 31, 2008. The reported net growth in average interest-bearing deposits comprised $77.3 million of growth in the average balance of certificates of deposit. Offsetting this growth was a net decline in the average balance of savings and interest-bearing checking accounts of $6.4 million and $33.5 million, respectively, primarily reflecting the disintermediation of such deposits into higher yielding time deposits.

          Interest expense on borrowings increased $117,000 to $1.1 million for the six months ended March 31, 2009 from $1.0 million for the six months ended March 31, 2008. This increase was due primarily to a $28.8 increase in the average balance of borrowings from $41.3 million for the six months ended March 31, 2008 to $70.1 million for the six months ended March 31, 2009. The impact of the increase in average balance of borrowings was partially offset by a reduction in their average cost which declined 168 basis points from 4.91% for six months ended March 31, 2008 to 3.23% for the six months ended March 31, 2009. The changes in the average cost and average balance of borrowings between the two comparative periods generally reflects the addition of $50.0 million of comparatively lower costing borrowings relating to the wholesale growth transaction noted earlier, partially offset by the repayment of all maturing FHLB term advances, including a portion of those related to that transaction, since the close of the earlier comparative period.

          Net Interest Income. Net interest income increased by $1.5 million or 23.8%, to $7.8 million for the six months ended March 31, 2009 from $6.3 million for the six months ended March 31, 2008. The Company’s net interest spread widened 48 basis points to 2.08% from 1.60% for the same comparative periods, while the net interest margin increased 25 basis points to 2.59% from 2.34%. As noted earlier, the change in the Company’s net interest margin was significantly impacted by the Company’s share repurchase plans. The average balance of Company’s treasury stock increased $7.5 million to $41.7 million for the six months ended March 31, 2009 from $34.3 million for the six months ended March 31, 2008. Based upon that growth in the average balance of the Company’s treasury stock account and its average yield on earning assets reported for the earlier comparative period, the Company estimates that the net increase of $1.5 million in net interest income was reduced by approximately $215,000 attributable to interest earned during the earlier comparative period on the earning assets that were subsequently utilized to fund share repurchases.

          Provision for Loan Losses. Using the loan loss allowance methodology described under Critical Accounting Policies found later in this discussion, the provision for loan losses totaled $1.7 million for the six months ended March 31, 2009, representing an increase of $1.4 million from the six months ended March 31, 2008. The expense for the first six months of fiscal 2009 reflected specific provisions on impaired loans of $1.5 million. These provisions included a specific allowance of $1,375,000 relating to one impaired construction loan and additional specific allowances of $135,000 relating to two impaired nonresidential mortgage loans. An additional $92,000 specific allowance on an impaired land loan was also provided and charged off during the first six months of fiscal 2009. By contrast, the $309,000 provision for loan losses for the first six months of fiscal 2008 included a $34,000 specific provision attributable to one impaired land loan that was charged off during that same earlier period. Excluding these specific provisions on impaired loans, the remaining provision for loan losses for both comparative periods resulted from the application of historical and environmental loss factors against the net growth in loans in accordance with the Bank’s loan loss methodology.

          As noted earlier, the allowance for loan losses as a percentage of gross loans outstanding increased from 0.63% at September 30, 2008 to 0.93% at March 31, 2009. These ratios reflect allowance for loan loss balances of $3.0 million and $4.6 million, respectively. Included in the $4.6 million of allowance for loan losses at March 31, 2009 is $1.5 million of specific valuation allowances attributable to impaired loans. Excluding theses specific impairment allowances, the Bank’s allowance for loan losses totaled $3.1 million or 0.63% of gross loans outstanding at March 31, 2009 – a level that is consistent with that reported for the earlier comparative period. The level of the allowance is based on estimates and the ultimate losses may vary from those estimates.

          Noninterest Income. Noninterest income increased $11,000 to $844,000 for the six months ended March 31, 2009 from $833,000 for the six months ended March 31, 2008. The increase in noninterest income was attributable to several offsetting factors including a $33,000 increase in income from the cash surrender value of life insurance attributable to a combination of higher average balances and improved yields on those assets. Additionally, the Company recognized an additional $17,000 in other noninterest income attributable to a partial recovery of losses incurred several years earlier relating to assets held by the Bank’s retirement plan. Partially offsetting these was a decrease of $24,000 in loan-related fees and charges resulting primarily from decreases in prepayment penalties and late charges. Additionally, deposit service fees and charges declined $15,000 due primarily to decreased customer utilization of overdraft protection services.

          Noninterest Expense. Noninterest expense increased $137,000 to $7.0 million for the six months ended March 31, 2009 from $6.8 million for the six months ended March 31, 2008. This increase in noninterest expense comprised several offsetting factors which included increases in occupancy and equipment, data processing, legal, professional and consulting and other noninterest expenses which were partially offset by decreases in compensation expense and advertising and marketing expense.

          The reported increase in occupancy and equipment expense was largely attributable to additional facility-related costs including depreciation arising from the Bank’s Bloomfield branch which was relocated from the administrative headquarters to a new facility in April 2008. Increases in data processing expense generally reflect the additional core processing and item processing costs resulting from the growth in accounts and transaction volume coupled with the added data processing infrastructure costs associated with the relocated Bloomfield branch.

          The increase in legal expenses and professional and consulting expenses were largely attributable to costs incurred associated with the Company’s upcoming merger with Investors Bancorp announced on December 15, 2008. Such costs include, but were not limited to, legal services associated with the termination of certain employee benefit plans resulting from the upcoming merger as well as external accounting and investment banking fees associated with that merger. The increase in legal expense also reflects increased expenditures associated with the collection and foreclosure of certain nonperforming loans.

          The reported increase in other noninterest expense resulted primarily from increases in FDIC insurance expense. This increase was attributable, in part, to overall growth in the balance of FDIC-insured deposits. However, the greater expense also reflects increases in FDIC insurance assessments mandated by the FDIC for the quarter ended March 31, 2009 and the expiration of FDIC insurance credits which had previously reduced the Bank’s net cost of FDIC deposit insurance throughout a portion of fiscal 2008. As noted earlier, the FDIC has proposed to charge all insured institutions a one-time “emergency” assessment of up to 20 basis points of insured deposits to replenish the insurance fund that has been depleted due to recent bank failures. Based upon the balance of its insurable deposits as March 31, 2009, the Company estimates the cost of that one-time assessment to be as much as $1.0 million which would be charged during the quarter ended September 30, 2009 if the FDIC’s proposal is passed into law.

          The reported decrease in salaries, benefits and director fees was due, in part, to the death of a director emeritus of the Company, during the earlier comparative quarter ended March 31, 2008. Under the terms of the Company’s restricted stock and stock option plans, the vesting of the remaining unearned benefits accruing to the former director through these plans was automatically accelerated. As such, the Company incurred an acceleration of the remaining pre-tax expenses associated with these benefits totaling approximately $254,000 during the quarter ended March 31, 2008.

          Other decreases in compensation-related expenses included a $144,000 reduction in employee wages and salaries, including bonuses and payroll taxes, resulting largely from prior adjustments to staffing levels. Such decreases also include a $142,000 reduction in deferred compensation expenses associated with the Bank’s supplemental executive retirement plans arising from the absence of related expenses in the current fiscal year for a participant whose benefit was fully accrued by the close of the prior fiscal year.

          Finally, the reported decrease in advertising and marketing expense reflects the higher level of such expenditures during the earlier comparative period attributable to the continued promotion of the Bank’s Nutley and Clifton branches which opened in May 2007 and August 2007, respectively.

          Provision for Income Taxes. The provision for income taxes increased $119,000 for the six months ended March 31, 2009 compared with the six months ended March 31, 2008. For the more recent period, the Company’s effective income tax rate was 325.0% compared with an effective income tax benefit rate of 715.4% for the earlier comparative period. The tax expense and benefit in the current and prior period, respectively, reflects the comparative levels of pre-tax loss or income coupled with the level of “tax favored” income reported by the Company during each period. “Tax favored” income arises from revenue sources on which the Company pays income taxes at a comparatively lower effective tax rate than it generally pays on other sources of income.

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

    The Company recognized income from these two “tax favored” sources during both comparative periods. However, the comparatively lower pretax net income reported for prior six month period resulted in the items discussed above having a proportionally greater net beneficial impact on the Company’s reported effective tax rate in that earlier period.

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

          During fiscal 2008, changes to environmental factors used in the Bank’s allowance for loan loss calculations were made reflecting the Company’s increased strategic focus on commercial lending within an increasingly challenging economic and lending environment. Environmental factors applied to the outstanding balance of commercial loans reflected the changes to overall lending policies, procedures and practices associated with that strategic emphasis, the increased volume of commercial loans in relation to total loan originations, changes in credit concentration reflecting larger loan balances to borrowers and concerns about deteriorating economic conditions and their impact on regional real estate values. The impact of these increases were largely offset by reductions in environmental factors attributable to tightened underwriting standards within the one- to four-family mortgage loan portfolio. No changes to environmental loss factors were enacted during the first six months of fiscal 2009.

          Management generally expects the allowance for loan losses to continue to increase to the extent that the Company’s strategic emphasis on commercial lending, coupled with its traditional one- to four-family lending activities, continues to result in net loan growth given the currently challenging economic and lending environment. Moreover, the overall deterioration of the economy and financial markets may result in the need to establish additional specific valuation allowances against nonperforming assets in the future.

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

          Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various loan products and in securities collateralized by loans. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities. At March 31, 2009, the total approved loan origination commitments outstanding amounted to $8.0 million. At the same date, unused lines of credit were $29.1 million and loans in process were $10.4 million.

          Certificates of deposit scheduled to mature in one year or less at March 31, 2009, totaled $267.0 million. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. Additionally, at March 31, 2009 the Bank has $17.5 million of borrowings from the Federal Home Loan Bank of New York (“FHLB”) maturing in one year or less all of which are currently expected to be repaid without renewal at maturity. Repayment of such advances increases the Bank’s unused borrowing capacity from the FHLB which totaled $134.1 million as of March 31, 2009. In calculating our borrowing capacity, the Bank utilizes the FHLB’s guideline, which generally limits advances secured by residential mortgage collateral to 25% of the Bank’s total assets. On that basis, the total collateralized borrowing limit from the FHLB was $166.6 million of which we had $32.5 million outstanding.

          The following tables disclose our contractual obligations and commercial commitments as of March 31, 2009. Scheduled principal payments on amortizing borrowings are reported as maturities.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Time Deposits	$298,021	$267,009	$17,263	$6,226	$7,523
Borrowings(1)	67,513	17,513	12,000	3,000	35,000

Total	$365,534	$284,522	$29,263	$9,226	$42,523

	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In thousands)

Lines of credit(1)	$29,065	$4,356	$1,275	$912	$22,522
Land lease - Bloomfield	2,210	127	277	305	1,501
Building lease - Nutley	1,362	84	184	192	902
Loans in process(1)	10,376	9,124	1,252	—	—
Other commitments to extend credit(1)	7,987	7,987	—	—	—

Total	$51,000	$21,678	$2,988	$1,409	$24,925

(1)	Represents amounts committed to customers.

          In addition to the commitment included in the table above, the Bank has one outstanding standby letter of credit totaling $247,320. The standby letter of credit, which represents a contingent liability to the Bank, expires in June 2009.

Regulatory Capital

          Consistent with its goals to operate a sound and profitable financial organization, American Bank of New Jersey actively seeks to maintain its classification as a “well capitalized” institution in accordance with regulatory standards. The Bank’s total equity was $76.6 million at March 31, 2009, or 11.50% of total assets on that date. As of March 31, 2009, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank’s regulatory capital ratios at March 31, 2009 were as follows: core capital 11.35%; Tier I risk-based capital, 18.19%; and total risk-based capital, 18.94%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

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

          Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

●	The interest income we earn on our interest-earning assets such as loans and securities; and

●	The interest expense we pay on our interest-bearing liabilities such as deposits and amounts we borrow.

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

          Tables presenting the composition and allocation of the Company’s interest-earning assets and interest-costing liabilities from an interest rate risk perspective are set forth in the preceding section of this report titled “Comparison of Financial Condition at March 31, 2009 and September 30, 2008.” These tables present the Company’s investment securities, loans, deposits, and borrowings by categories that reflect certain characteristics of the underlying assets or liabilities that impact the Company’s interest rate risk. Shown as a percentage of total assets, the comparative data presents changes in the composition and allocation of those interest-earning assets and interest-bearing liabilities that have influenced the level of interest rate risk embedded within the Company’s balance sheet.

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

          Our earnings may be impacted by an “earnings squeeze” in the future resulting from further movements in market interest rates. For example, we are vulnerable to an increase in interest rates because the majority of our loan portfolio consists of longer-term, fixed rate loans and adjustable rate mortgages, most of which are fixed rate for an initial period of time. At March 31, 2009, excluding allowance for loan losses and net deferred origination costs and including loans held for sale, loans totaled $494.3 million comprising 74.1% of total assets. As presented in the loan-related tables in the preceding section of this report titled “Comparison of Financial Condition at March 31, 2009 and September 30, 2008”, loans reported as fixed rate mortgages totaled $228.5 million or 34.3% of total assets while adjustable rate mortgages (“ARMs”) totaled $189.4 million or 28.4% of total assets. In a rising rate environment, our cost of funds may increase more rapidly than the interest earned on our loan portfolio and investment securities portfolio because our primary source of funds is deposits with substantially greater repricing sensitivity than that of our loans and investment securities. Having interest-bearing liabilities that reprice more frequently than interest-earning assets is detrimental during periods of rising interest rates and could cause our net interest rate spread to shrink because the increase in the rates we would earn on our securities and loan portfolios would be less than the increase in the rates we would pay on deposits and borrowings.

          Notwithstanding the risks presented by the flat to inverted yield curve that was prevalent during fiscal 2007, or those resulting from increases to short term interest rates, a significant decrease in market interest rates could, by contrast, trigger a new wave of loan refinancing that could result in the margin compression experienced in prior years when rates fell to their historical lows at that time. This risk is particularly relevant at March 31, 2009, given the recent reductions in certain market interest rates to new, historical lows.

          The Bank also faces the risk of continued disintermediation of our deposits into higher cost accounts and/or the potential for net deposit outflows in the future. Specifically, we were successful in growing non-maturity deposits during fiscal 2007 due, in part, to higher promotional interest rates paid at the Bank’s three newest branches. Our ability to retain such deposits as rates on such accounts were incrementally adjusted to “non-promotional” levels was rigorously tested throughout fiscal 2008. While some expected outflows of the most price sensitive deposits was experienced, we also experienced noteworthy disintermediation of deposits across all branches into higher yielding accounts, such as certificates of deposit.

          To some degree, that disintermediation trend continued during the first six months of fiscal 2009. However, that trend was largely overshadowed by the noteworthy increase in all interest-bearing deposit types during that same time period. For the six months ended March 31, 2009, total deposits increased $51.3 million or 11.4% with such growth being shared across all of the Bank’s branches. As noted earlier, the Bank acknowledges that the recent volatility within the financial markets and the resulting economic uncertainty has caused many consumers to seek the safety of FDIC-insured accounts to protect the value of their financial assets – at least in the near term. The Bank is cognizant of the potential risk of deposit outflows when and if the financial markets and economic conditions improve and consumers elect to reinvest their insured deposits into alternative, noninsured investments.

          Quantitative Aspects of Market Risk. The following table presents American Bank of New Jersey’s net portfolio value as of December 31, 2008 – the latest date for which information is available. The net portfolio value was calculated by the Office of Thrift Supervision, based on information provided by the Bank.

Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets			Board Established Limits
Changes in Rates	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change	Net Portfolio Value Ratio	Basis Point Change
(Dollars in thousands)

+300 bp	61,412	-17,864	-23%	9.96%	-227bp	5.00%	-450bp
+200 bp	69,890	-9,385	-12%	11.11%	-112bp	6.00%	-300bp
+100 bp	76,169	-3,106	-4%	11.90%	-32bp	7.00%	-150bp
0 bp	79,276			12.23%		8.00%
-100 bp	78,976	-299	0%	12.08%	-15bp	7.00%	-150bp

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

          Toward that end, during the quarter ended March 31, 2009, the Bank reevaluated its strategy of retaining most one- to four-family mortgage loan originations and reinitiated a strategy of selling a portion of its longer term, fixed rate conforming mortgage loan originations into the secondary market. Notwithstanding this modification in strategy, the Bank did not have any outstanding contracts to sell mortgage loans into the secondary market at March 31, 2009.

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

          At March 31, 2009, the Company and its subsidiaries were not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company’s financial condition and results of operations.

ITEM 1A.	RISK FACTORS

          There have been no material changes to the factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended September 30, 2008 and our Proxy Statement dated April 10, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          The following table summarizes our share repurchase activity during the three months ended March 31, 2009 and additional information regarding our share repurchase program.

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under Plans or Programs (1)
Repurchases for the Month

January 1 – January 31, 2009	4,163	11.19	4,163	464,051
February 1 – February 28, 2009	—	—	—	464,051
March 1 – March 31, 2009	—	—	—	464,051

Total repurchases	4,163	11.19	4,163

(1) The shares reported were repurchased under a share repurchase plan announced by the Company on August 19, 2008 through which five percent, or approximately 547,000, of the Company’s outstanding shares would be repurchased through open market or privately negotiated transactions.

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

_______________________
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

American Bancorp of New Jersey, Inc.
(Registrant)

Date: May 11, 2009	/s/ Joseph Kliminski
Joseph Kliminski
Chief Executive Officer

Date: May 11, 2009	/s/ Eric B. Heyer
Eric B. Heyer
Senior Vice President and Chief Financial Officer